Form 10-Q
period 2016-09-30
MED SPA VACATIONS INC.
filed 2016-11-09
CIK 1671077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 333-210922

MED SPA VACATIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	47-5268172
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

745 Silver St. La Jolla, CA	92037
(Address of principal executive offices)	(Zip Code)

(888) 512-5554
(Registrant’s telephone number, including area code)

___________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ YES    ☐ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES    ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

10,000,000 common shares issued and outstanding as of November 7, 2016

MED SPA VACATIONS INC.

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MED SPA VACATIONS INC.

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2016

(UNAUDITED)

3

MED SPA VACATIONS INC.
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2016	2015

ASSETS
Current Assets:
Cash and cash equivalents	$7,196	$18,005
Restricted cash receivable	54	-
Total Current Assets	7,250	18,005

TOTAL ASSETS	$7,250	$18,005

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$4,829	$-
Total Current Liabilities	4,829	-

Total Liabilities	4,829	-

Stockholders' Equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 10,000,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	10,000	10,000
Additional paid in capital	10,000	10,000
Accumulated deficit	(17,579)	(1,995)
Total Stockholders' Equity	2,421	18,005
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,250	$18,005

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-4

MED SPA VACATIONS INC.
Statements of Operations
(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2016

Revenues	$-	$-

Operating Expenses
General and administrative	1,493	5,943
Professional fees	804	9,641
Total Operating Expenses	2,297	15,584

Loss from operations	(2,297)	(15,584)

Net Loss	$(2,297)	$(15,584)

Net loss per common share: Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: Basic and Diluted	10,000,000	10,000,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-5

MED SPA VACATIONS INC.
Statement Of Cash Flow
(Unaudited)

Nine Months Ended September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,584)
Changes in current assets and liabilities:
Increase in accounts payable	4,829
Increase in restricted cash receivable	(54)
Net cash used in Operating Activities	(10,809)

Net cash decrease for period	(10,809)
Cash at beginning of period	18,005
Cash at end of period	$7,196

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-
Cash paid for interest	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-6

MED SPA VACATIONS INC.

Notes to the Unaudited Financial Statements

For the period ended September 30, 2016

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Med Spa Vacations Inc., (the “Company”) is a Nevada corporation incorporated on October 5, 2015. It is based in La Jolla, California. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

Med Spa Vacations plans to develop a business that specializes in marketing health and wellness vacations to both individuals and corporate groups that are looking to revitalize and develop a fuller day-to-day life. The Company is looking to establish a niche in the travel market that caters to sustained wellness and rejuvenation, recognizing the ever-increasing social trend toward finding of a more holistic balance in life.

To date, the Company’s activities have been limited to the sourcing of its advertising channels, initial branding efforts, and in its formation and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included for the period ended December 31, 2015.

Restricted Cash

The Company is required to restrict a portion of cash, per the terms of our merchant account agreement, for potential credit card chargebacks. We are subject to a cash reserve of up to 10% on credit card charges processed, with funds held for seven to twelve months depending on our account activity. As of September 30, 2016, the Company had $54 in restricted cash.

NOTE 3 - GOING CONCERN

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2016, the Company has a loss from operations of $15,584, an accumulated deficit of $17,579 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the period ending September 30, 2016.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

F-7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Med Spa Vacations Inc., unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on October 5, 2015. Our plan is to develop a business that specializes in marketing health and wellness vacations to both individuals and corporate groups looking to revitalize and develop a fuller day-to-day life. We are looking to establish a niche in the travel market that caters to sustained wellness and rejuvenation, recognizing the ever-increasing social trend toward finding of a more holistic balance in life.

Our business and corporate address is 745 Silver St. La Jolla, CA, 92037. Our telephone number is 1-888-512-5554 and our registered agent for service of process is Nevada Corporate Headquarters, Inc., 4730 S. Fort Apache Rd Suite 300. Our fiscal year end is December 31.

We do not have any subsidiaries.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our Current Business

We are a small early stage company with a business plan of specializing in marketing health and wellness vacations to both individuals and corporate groups that are looking to revitalize and develop a fuller day-to-day life. We are looking to establish a niche in the travel market that caters to sustained wellness and rejuvenation, recognizing the ever-increasing social trend toward finding of a more holistic balance in life.

To date, our activities have been limited to our formation, raising of equity capital, the sourcing of our advertising channels and initial branding efforts.

Emerging Growth Company

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

1.	The last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

2.	The last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;

3.	The date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

4.	The date on which such issuer is deemed to be a 'large accelerated filer', as defined in section 240.12b-2 of title 46, Code of Federal Regulations, or any successor thereto.

As an emerging growth company, we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment and the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company, we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934, which require the shareholder approval of executive compensation and golden parachutes. These exemptions are also available to us as a Smaller Reporting Company.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Results of Operations

We have not earned any revenues from our inception on October 5, 2015 through September 30, 2016.

Three and Nine months ended September 30, 2016.

	Three months ended September 30, 2016	Nine months ended September 30, 2016
Revenue	$-	$-
Operating expenses	$2,297	$15,584
Loss from operations	$2,297	$15,584
Net loss	$2,297	$15,584

Operating expenses for the three and nine months ended September 30, 2016 consist of the following:

	Three months ended September 30, 2016	Nine months ended September 30, 2016
General and administrative	$1,493	$5,943
Professional fees	804	9,641
	$2,297	$15,584

General and administrative expenses consist of general office costs, marketing and other miscellaneous expenses. Professional fees are legal and accounting fees generally related to our recent filing of a registration statement on Form S-1.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2016, and December 31, 2015, respectively.

Working Capital

	As at	As at
	September 30, 2016	December 31, 2015
Current Assets	$7,250	$18,005
Current Liabilities	$4,829	$-
Working Capital	$2,421	$18,005

Current assets are comprised mostly of our cash on hand as of September 30, 2016 and December 31, 2015, respectively.

Cash Flows

Nine months ended September 30, 2016
Cash used in operating activities	$(10,809)
Cash used in investing activities	$-
Cash provided by financing activities	$-
Net Decrease In Cash During Period	$(10,809)

We had cash and cash equivalents of $7,196 as of September 30, 2016 compared to cash and cash equivalents of $18,005 as of December 31, 2015. We had working capital of $2,421 as of September 30, 2016 compared to working capital of $18,005 as of December 31, 2015.

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2015, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved no operating revenues since our inception. We have been dependent on sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2016 was $10,809. We incurred a net loss of $15,584 which was reduced by a net change in working capital of $4,775.

Investing Activities

We did not have cash flows from investing activities for the nine months ended September 30, 2016.

Financing Activities

We did not have cash flows from investing activities for the nine months ended September 30, 2016.

Cash Requirements

We will require additional cash as we expand our business. Our plans to compete in the wellness vacation business will require us to accelerate our pay per click (PPC) marketing program. Initially, to carry out these plans we will need to raise additional capital. There can be no assurance that we will be able to raise additional capital or, if we are able to raise additional capital, the terms will be acceptable to us.

These conditions indicate a material uncertainty that casts significant doubt about our ability to continue as a going concern. We require additional debt or equity financing to have the necessary funding to continue operations and meet our obligations. We have continued to adopt the going concern basis of accounting in preparing our financial statements.

We estimate that we will require approximately $20,000, or approximately $1,667 per month, to continue as a going concern over the next 12 months.

Future Financings

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

Other than the sale of up to 10,000,000 shares of our common stock currently being offered by a prospectus dated October 6, 2016, we presently do not have any arrangements for additional financing for the expansion of our operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

As of September 30, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on April 26, 2016)

3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on April 26, 2016)

(31)	Rule 13a-14 (d)/15d-14d) Certifications

31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101*	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MED SPA VACATIONS INC.
(Registrant)

Dated: November 8, 2016	/s/ Blaine Redfern
Blaine Redfern
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

