Form 10-K
period 2016-12-31
MED SPA VACATIONS INC.
filed 2017-03-29
CIK 1671077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [_______] to [__________]

Commission file number 333-210922

MED SPA VACATIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	47-5268172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

745 Silver St. La Jolla, CA	92037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 512-5554

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2016, the last business day of the Registrant's most recently completed second fiscal quarter was $Nil, based on there being no public market for the Registrant's stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

14,350,000 common shares as of March 24, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean Med Spa Vacations Inc., unless otherwise indicated.

General Overview

We were incorporated in the State of Nevada on October 5, 2015. Our administrative address is 745 Silver St., La Jolla, CA, 92037. Our telephone number is 1-888-512-5554 and our registered agent for service of process is Nevada Corporate Headquarters, Inc., 4730 S. Fort Apache Rd Suite 300.

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

We have minimal revenues and limited cash on hand. We have sustained losses since inception and have relied solely upon the sale of our securities for funding. We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our Current Business

We are a small, early stage company with a business plan of specializing in marketing health and wellness vacations to both individuals and corporate groups that are looking to revitalize and develop a healthier life-work balance. We are looking to establish a niche in the travel market that caters to sustained wellness and rejuvenation, recognizing the ever-increasing importance of discovering a healthier balance in life.

To date, our activities have been limited to our formation, raising of equity capital, the sourcing of our advertising channels and initial branding efforts. Also, in the fall of 2016, we sent secret shoppers traveling to our partner resorts to audit our partner accommodations and the services of our wellness providers.

During our third quarter of 2016, our website www.medspavacations.com went live.

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

Principal Products, Services and Their Markets

We plan to develop a business that specializes in marketing health and wellness vacations to both individuals and corporate groups that are looking to find a more holistic life balance. Our company is looking to establish a niche in the travel market that caters to sustained wellness and rejuvenation, recognizing the need for a better life-work combination.

We intend to source like-minded partners that currently operate in resort destinations that are established in these types of wellness services. The ‘Med’ in Med Spa stands for Medicinal. ‘Medicinal relates to active resort destinations defined by outstanding beauty and tranquility, that also have an established network of wellness providers, such as certified massage therapists, yoga instructors, fitness coaches and nutritionists. Our overarching goal is to not only provide a vacation experience that will allow our customers to escape the stresses of everyday life, but also to provide an experience that will enable them to take away valuable life skills empowering them to lead long term a more balanced life.

We have done preliminary research into resort destinations such as Whistler, C, Sedona, AZ, Palm Desert, CA, San Diego, CA,, and Mont Tremblant Quebec. Our ultimate goal is to source resort partners from across the Continent, and provide access to major urban markets.. Much of the marketing will be done on-line; however, rather than just providing a referral type service, Med Spa will act as a ‘Wellness Concierge’ to custom tailor packages to the individual needs of our guests. Each guest inquiry to Med Spa Vacations will initiate a thorough consultation process to identify their potential wellness goals, and determine what services and potential destinations might best fulfill their unique needs.

Our goal is not to become one of the many wholesale travel package companies that currently exist. Our goal is to establish a niche service and wellness brand, developing crucial long-term relationships with our clients, and become their go-to resource for lifestyle oriented escapes. We believe we can simultaneously maintain our focus on developing holistic vacation experiences for positive lifestyle change, while establishing loyal clientele that will eventually create a profitable business.

Our company will also market the potential for individual lifestyle change within the corporate environment, and subsequently offer motivational retreats or company retreats. We will offer experiences directed towards collective motivation, goal setting and realizing targets. These corporately-tailored experiences may also be an employee reward for top performers, with secondary gains brought back to the workplace through personal growth.

To further our vision of creating a long-term network of repeat guests, we will consider the implementation of a ‘Med Spa Life’ membership for yearly access and priority promotions. For an as yet to be determined yearly fee, customers will receive enhanced Wellness Concierge services with numerous upgrades and bonus services included with the resort packages they select. Med Spa Life is drawing developmental concepts both in form and function from the timeshare/vacation ownership industry. There are opportunities to purchase distressed timeshare weeks currently being held by non-solvent equity holders. Our company is interested in acquiring such opportunities to support our Med Spa Life wellness memberships. If one of our members wishes to go to a specific resort in a given year, our company would utilize its bank of timeshare weeks to fulfill accommodations requests. Preferred rates and discounts will also be brokered with the wellness providers, and their services will be paid for by our company out of our pooled reserve of membership funds. The objective of this program is multifold: members can pay in advance for their wellness retreats, and also obligate themselves for future programs, while our company can also secure its future accommodation needs through the acquisition of distressed timeshare weeks. Our company will also be able to generate working capital from the initial sale of memberships. To date, the Company has rated this initiative as secondary to the primary goal of establishing and securing reliable resort partners and wellness providers. Our primary goal must be achieved before we can implement the second.

However, all aspects of our marketing will ultimately be geared to the generation of a ‘Med Spa Life’ member. Toward the end of each guest’s stay, our personally appointed Wellness Concierge will follow up to ensure that the experience expectations were realized (for ongoing quality assurance), and to introduce the potential of enhanced Med Spa Life membership - with potential on-the-spot discounts for their current stay as a marketing incentive to purchase. Corporate customers will also be offered promotional ‘Med Spa Life’ memberships, when they participate in our wellness getaways. Establishing an outstanding wellness experience for our guests and members will provide an opportunity to create a larger network of like-minded individuals seeking a better and more balanced life.

Distribution Methods

Potential customers will find Med Spa Vacations primarily through an on-line campaign that will leverage our website, www.medspavacations.com. On-line ads and marketing platforms such as Google Adwords and Facebook will be employed in our initial campaign. It is also anticipated that as our marketing takes hold and customers start to enjoy our services that a referral network will be created.

Status of Publicly Announced New Products or Services

We have no new publicly announced products or services.

Competitive Business Conditions and Strategy; Med Spa Vacations' Position in the Industry

Med Spa Vacations would in theory compete with the broader market of travel providers. Businesses such as Booking.com, Expedia.com, and other on-line vacation purveyors may compete with Med Spa Vacations for customers. Also, travel agents and adventure companies would also compete with us in travel marketing. If fact, any business that aggregates travel and markets it to the general public would be in competition with Med Spa Vacations; however, we are targeting a very specialized market, and we believe that there is a growing awareness and need for wellness-style vacationing.

We will do an initial test marketing campaign in the West Coast cities of Seattle and San Francisco. These two urban centers have affluent demographics, and can also be viewed as being progressive when it comes to the acceptance of alternative ideas regarding health and wellness. These two cities are also relatively close to three resort destinations that we have identified as initial test locations: Whistler BC, Palm Desert, CA, and Sedona AZ. Each of these destinations has an established network of wellness services that can be offered to our guests. These resorts also have timeshare activity with a supply of weeks available to purchase.

Our business model in the start-up phase would be to identify partner resorts and wellness providers, and negotiate preferred room and service rates. We would then utilize the negotiated rates and add reasonable margins into our final pricing. If and when we develop volume in our business, we will attempt to negotiate progressively better service-provider discounts. To further this goal, in the fall of 2016, the Company booked vacations for a select group of secret shoppers. For a discounted price, we sent couples traveling to our partner destinations to experience both our accommodations and wellness services. The initial feedback from our secret shopper initiative identified areas of weakness and the need to further vet our providers. This vetting effort is still ongoing.

Talent Sources and Names of Principal Suppliers

The key to our success will be in the quality of our leadership and the degree to which we excel in our customer service. Blaine Redfern, as President of our company, is a resort industry professional. He currently works for Wyndham Resorts and Hotels, managing two properties in the Greater San Diego area. Mr. Redfern has a wide network of resort industry contacts, and will bring these to bear in support of this project. And Morgan Powell, Secretary, is a New York based marketing professional who will bring his business acumen and organizational skills to assist in the implementation of the business plan.

For principal suppliers, the Company will rely on an as yet to be constructed network of resort destination partners. We are targeting beautiful destinations that are in close proximity to larger urban centers. Our prospective resort destinations must also have existing wellness providers in the area that we can contract to perform our services. Our goal is to have multiple destinations, and a wide network of wellness providers, so as to not be dependent on any particular place or person.

Dependence on one or a few major customers

Med Spa Vacations will not be dependent on any one service provider or group of customers. Both our test markets and array of wellness providers will be expanded over time.

Seasonality

There will be seasonality in our business cycle. Special discount travel packages will be offered in the off-seasons; however, business will inevitably decline during these periods. The ‘off-season,’ as described, does vary from resort to resort. For example: in Palm Springs, CA and Sedona, AZ, the off season is in the summer. In our selected mountain resorts, the ‘off-seasons’ would be October and November, as well as May and June. We will be sensitive to the off-season in each of our locations, and structure our offers accordingly. And as related, it may be possible to come up with enticing deals during these periods, as the wellness providers in each of these markets will be seeking additional business.

Patents, Trademarks, Licenses, Agreements or Contracts

There are no aspects of our business plan which require a patent or trademark. We have not entered into any vendor agreements or contracts that give or could give rise to any obligations or concessions.

Governmental Controls, Approval and Licensing Requirements

We are not currently subject to direct federal, state or local regulation other than the requirement to have a business license for the areas in which we conduct business.

Employees

We have no employees. Our officers and directors furnish their time to the development of the Company at no cost.

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our principal business and corporate address is 745 Silver St., La Jolla, CA, 92037; our telephone number is 1-888-512-5554. Our facilities are provided by our management on a rent-free basis. In the near future, we have no intention of securing other facilities during our development stage.

We do not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Item 3. Legal Proceedings

We know of no material pending legal proceedings to which our company is a party or of which any of our properties, or the properties of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or has a material interest adverse to our company or our subsidiaries.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not yet quoted on any markets or exchanges.

Our shares are issued in registered form. Action Stock Transfer Corp., 2469 E. Fort Union Blvd., Suite 214, Salt Lake City UT 84121 (Telephone: (801) 274-1088; Facsimile: (801) 274-1099 is the registrar and transfer agent for our common shares.

On March 24, 2017, the shareholders’ list showed 30 registered shareholders with 14,350,000 shares of common stock outstanding.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2016.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2016.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2016, which are included herein.

Our operating results for the year ended December 31, 2016, for the period from October 5, 2015 (Inception) to December 31, 2015 and the changes between those periods for the respective items are summarized as follows:

	Year Ended December 31, 2016	For the period from October 5, 2015 (Inception) to December 31, 2015	Change
Revenue	$-	$-	$-
General and administrative	6,374	279	6,095
Professional fees	16,995	1,716	15,279
Net loss	$(23,369)	$(1,995)	$21,374

Our financial statements report a net loss of $23,369 for the year ended December 31, 2016, compared to a net loss of $1,995 for the period from October 5, 2015 (Inception) to December 31, 2015. Our losses have increased by $21,374, primarily as a result of an increase in operating expenses and a full year of operations.

Our operating expenses for the year ended December 31, 2016, were $23,369 compared to $1,995 for the period from October 5, 2015 (Inception) to December 31, 2015. The increase in operating expenses was primarily as a result of an increase in professional fees for maintaining reporting status with the Securities and Exchange Commission and advertising fees on the promotion of the business.

Liquidity and Financial Condition

Working Capital

	At December 31, 2016	At December 31, 2015	Change
Current assets	$44,889	$18,005	$26,884
Current liabilities	6,753	-	6,753
Working capital	$38,136	$18,005	$20,131

Cash Flows

	Year Ended
	December 31
	2016	2015
Net cash used in operating activities	$(16,708)	$(1,995)
Net cash from financing activities	43,500	20,000
Net increase in cash during period	$26,792	$18,005

As of December 31, 2016, our current assets were comprised of $44,797 in cash and $92 in restricted cash receivable, compared to $18,005 in cash as of December 31, 2015. As of December 31, 2016, current liabilities were comprised of $6,753 in accounts payable, compared to $NIL current liabilities as of December 31, 2015. The increase in working capital was primarily due to an increase in cash at $26,792.

Operating Activities

We have not generated positive cash flows from operating activities. For the year ended December 31, 2016, net cash flows used in operating activities was $16,708, consisting of a net loss of $23,369, reduced by an increase in accounts payable of $6,753 and increased by an increase in restricted cash receivable of $92. For the period ended December 31, 2015, net cash flows used in operating activities was $1,995 for the net loss of $1,995 during the period.

Financing Activities

We have financed our operations from the issuance of equity. During the year ended December 31, 2016, we received $43,500 from the issuance of commons shares to unaffiliated investors. During the period from Inception (October 5, 2015) to December 31, 2015, we received $20,000 from the issuance of common shares to our founders.

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

We estimate that we will require approximately $24,000, or approximately $2,000 per month, to cover basic operating and SEC reporting expenses over the next 12 months.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

Our auditors have issued a going concern opinion on our audited financial statements for the year ended December 31, 2016. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain sufficient debt or equity financing to fund our operating expenses. This is because we have no material assets, operations or a source of revenue sufficient to cover our operations.

The continuation of our business is dependent upon obtaining financing or acquiring a new business and achieving a break even or profitable level of operations in that new business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. It is not probable we would be able to obtaining traditional loans from financial institutions because we have no business operations, no assets and no revenues.

There are no assurances that we will be able to obtain additional financing through private placements, bank financing or other loans necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’

Med Spa Vacations, Inc.

St. La Jolla, CA

We have audited the accompanying balance sheets of Med Spa Vacation, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2016 and the period from October 5, 2015 (Inception) through December 31, 2015. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Med Spa Vacations, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and the period from October 5, 2015 (Inception) through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has negative operating cash flows that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 28, 2017

MED SPA VACATIONS, INC.

Balance Sheets

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$44,797	$18,005
Restricted cash receivable	92	-
Total Current Assets	44,889	18,005

TOTAL ASSETS	$44,889	$18,005

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$6,753	$-
Total Current Liabilities	6,753	-

Total Liabilities	6,753	-

Stockholders' Equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,350,000 and 10,000,000 shares issued and outstanding at December 31, 2016 and 2015, respectively	14,350	10,000
Additional paid in capital	49,150	10,000
Accumulated deficit	(25,364)	(1,995)
Total Stockholders' Equity	38,136	18,005
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,889	$18,005

The accompanying notes are an integral part of these financial statements.

MED SPA VACATIONS, INC.

Statements of Operations

	For the Year Ended	For the period from October 5, 2015 (Inception) to
	December 31,	December 31,
	2016	2015
Revenues	$-	$-

Operating Expenses
General and administrative	6,374	279
Professional fees	16,995	1,716
Total Operating Expenses	23,369	1,995

Loss from operations	(23,369)	(1,995)

Net Loss	$(23,369)	$(1,995)

Net loss per common share: Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: Basic and Diluted	10,250,820	5,862,069

The accompanying notes are an integral part of these financial statements.

MED SPA VACATIONS, INC.

Statements of Stockholders’ Equity

For the Period from October 5, 2015 (Inception) through December 31, 2016

					Additional
	Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, October 5, 2015 (Inception)	-	$-	-	$-	$-	$-	$-

Common stock issued for cash	-	-	10,000,000	10,000	10,000	-	20,000
Net loss for the period	-	-	-	-	-	(1,995)	(1,995)
Balance, December 31, 2015	-	$-	10,000,000	$10,000	$10,000	$(1,995)	$18,005

Common stock issued for cash	-	-	4,350,000	4,350	39,150	-	43,500
Net loss	-	-	-	-	-	(23,369)	(23,369)
Balance, December 31, 2016	-	$-	14,350,000	$14,350	$49,150	$(25,364)	$38,136

The accompanying notes are an integral part of these financial statements.

MED SPA VACATIONS, INC.

Statements of Cash Flows

	For the Year Ended December 31, 2016	For the period from October 5, 2015 (Inception) to December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,369)	$(1,995)
Adjustments to reconcile net to net cash used in operating activities Changes in current assets and liabilities:
Increase in accounts payable	6,753	-
Increase in restricted cash receivable	(92)	-
Net cash used in Operating Activities	(16,708)	(1,995)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	43,500	20,000
Net cash provided by Financing Activities	43,500	20,000

Net cash increase for period	26,792	18,005
Cash at beginning of period	18,005	-
Cash at end of period	$44,797	$18,005

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

MED SPA VACATIONS, INC.

Notes to the Financial Statements

December 31, 2016 And 2015

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Going concern and Liquidity Considerations

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit of $25,364. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The officers and directors have committed to advancing certain operating costs of the Company, including compliance costs for being a public company.

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $44,797 and $18,005 in cash and cash equivalents as of December 31, 2016 and 2015, respectively.

Restricted Cash

The Company is required to restrict a portion of cash, per the terms of our merchant account agreement, for potential credit card chargebacks. We are subject to a cash reserve of up to 10% on credit card charges processed, with funds held for seven to twelve months depending on our account activity. As of December 31, 2016, the Company had $92 in restricted cash.

Fair Value of Financial Instruments

As required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company's financial instruments consist primarily of cash and cash equivalents, restricted cash receivable and accounts payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Concentrations of Credit Risks

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 5).

Share-Based Expense

ASC 718, "Compensation – Stock Compensation," prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity – Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

There were no share-based expenses for the year ended December 31, 2016 and the period from October 5 (Inception) to December 31, 2015.

Revenue Recognition

The Company recognizes revenue when it is earned and realizable based on the following criteria: persuasive evidence that an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

The Company offers travel services on a stand-alone and package basis primarily through the agency model. Under the agency model, the Company acts as the agent in the transaction, passing reservations booked by the traveler to the relevant travel provider. The Company receives commissions from the travel supplier and/or traveler. Under the agency model, because the Company is not the primary obligor, the revenue is reported as a net basis.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As at December 31, 2016 and 2015, the Company did not have any amounts recorded pertaining to uncertain tax positions. (See Note 4)

Earnings (Loss) per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share,” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. During the year ended December 31, 2016 and the period from October 5 (Inception) to December 31, 2015, the Company had no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

Recently Issued Accounting Pronouncements

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are a SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis.

In December 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amendments affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for FASB Accounting Standards Codification Topic 606. Public entities should apply Topic 606 (and related amendments) for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 25,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

Common Stock

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Since inception (October 5, 2015) to December 31, 2016, the Company has issued the following common shares:

•

During the period from October 5 (Inception) to December 31, 2015, the Company issued to two directors, who are also officers, 10,000,000 shares of common stock at $0.002 per share for $20,000 in cash.

•	During the year ended December 31, 2016, the Company issued to unaffiliated investors 4,350,000 shares of common stock at $0.01 per share for $43,500 in cash.

The Company has no stock option plan, warrants or other dilutive securities.

As of December 31, 2016 and 2015, there are 14,350,000 and 10,000,000 shares of common stock issued and outstanding, respectively.

NOTE 4 - INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.

We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2016 and 2015 are as follows:

	December 31	December 31
	2016	2015
Net operating loss carryforward	$25,364	$1,995
Effective Tax rate	34%	34%
Deferred Tax Asset	8,624	678
Less: Valuation Allowance	(8,624)	(678)
Net Deferred Asset	$-	$-

At December 31, 2016, the Company had $25,364 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire 2035. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards are subject to annual limitations following greater than 50% ownership changes.

The Company’s tax returns are subject to examination by tax authorities for the year ended December 31, 2016 and the period December 31, 2015.

NOTE 5 - RELATED-PARTY TRANSACTIONS

During the period from October 5, 2015 (Inception) to December 31, 2015, the Company issued to two directors, who are officers, 10,000,000 shares of common stock at $0.002 per share for $20,000.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the last two fiscal years and interim periods.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer, who is also our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer concluded as of December 31, 2016 that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our Chief Executive Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework – 2013 (COSO 2013 Framework) and SEC guidance on conducting such assessments.

Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of majority of independent members; (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives affecting authorization, recordkeeping, custody of assets, and reconciliations; (4) ineffective controls over year end financial disclosure and reporting processes; and (5) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Blaine Redfern	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	35	October 5, 2015
Morgan Powell	Secretary and Director	47	October 5, 2015

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Blaine Redfern – President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Mr. Redfern has 12 years of experience in the travel and leisure industry. Since 2011, Blaine has been employed by the Wyndham Corporation as the Resort Manager of two hotels in San Diego, California. Mr. Redfern is a graduate of Queen’s University in Kingston, Ontario, and majored in Applied Economics. Mr. Redfern began his career in the travel and leisure industry in 2003. And in addition to his duties and a Resort Manager, since 2005, Mr. Redfern has served on a number of boards that represent timeshare owners and their interests. Mr. Redfern’s prime duty for the Company will be to leverage his existing industry connections to assist in the implementation of the business plan.

Our company believes that Mr. Redfern's professional background experience give him the qualifications and skills necessary to serve as a director and officer of our company.

Morgan Powell – Secretary and Director

Morgan Powell is a MBA graduate from NYC University in 1996. He started working for a publicly traded dental imaging company in 1999, helping to restructure and streamline internal operations. His main task was to help bring the company out of distress. In his current role, Mr. Powell is tasked with broadening the reach of the established imaging products into the veterinary market.

Peripherally, Mr. Powell is a participant in several dozen syndicated real estate investments, primarily focused on multi-family apartment buildings.

Our company believes that Mr. Powell's professional background experience give him the qualifications and skills necessary to serve as a director and officer of our company.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Potential Conflicts of Interest

We are not aware of any conflicts of interest between our executive officers and directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics.

Board and Committee Meetings

Our board of directors currently consists of two members, Blaine Redfern and Morgan Powell. Our board of directors held one formal meeting during the year ended December 31, 2016. Until we develop a more comprehensive board of directors, we anticipate that all proceedings will be conducted by resolutions to which all of the directors consent in writing, and filed with the minutes of the proceedings of the directors. Such resolutions are valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and no revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2016 and 2015; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2016 and 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)

Blaine Redfern President, CEO, CFO,	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Treasurer and Director	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Morgan Powell	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Secretary and Director	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2016 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2016 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 9, 2017, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Blaine Redfern 745 Silver St. La Jolla, CA 92037	5,000,000 Common Shares Direct Ownership	34.8%

Morgan Powell 745 Silver St. La Jolla, CA 92037	5,000,000 Common Shares Direct Ownership	34.8%

Directors and Executive Officers as a Group	10,000,000 Common Shares	69.7%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 9, 2017. As of March 9, 2017, there were 14,350,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with two directors, consisting of Blaine Redfern and Morgan Powell.

We have determined that we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2016 and for fiscal year ended December 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2016	December 31, 2015
Audit Fees	$10,000	$4,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$10,000	$4,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description	Incorporated By Reference
		Form	Exhibit	Filing Date
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	S-1	3.1	April 26, 2016
3.2	By-Laws	S-1	3.2	April 26, 2016
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____

* Filed herewith.
** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MED SPA VACATIONS INC.
(Registrant)

Dated: March 29, 2017	/s/ Blaine Redfern
Blaine Redfern
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2017	/s/ Blaine Redfern
Blaine Redfern
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: March 29, 2017	/s/ Morgan Powell
Morgan Powell
Secretary and Director

