Form 10-Q
period 2017-03-31
MED SPA VACATIONS INC.
filed 2017-05-01
CIK 1671077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-210922

MED SPA VACATIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	47-5268172
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

745 Silver St., La Jolla, CA	92037
(Address of principal executive offices)	(Zip Code)

(888) 512-5554

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ YES    ☐ NO

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

14,350,000 common shares issued and outstanding as of April 28, 2017

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MED SPA VACATIONS INC.

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2017

(UNAUDITED)

MED SPA VACATIONS INC.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$27,195	$44,797
Restricted cash receivable	304	92
Other receivable	818	-
Total Current Assets	28,317	44,889

TOTAL ASSETS	$28,317	$44,889

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,243	$6,753
Total Current Liabilities	1,243	6,753

Total Liabilities	1,243	6,753

Stockholders' Equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,350,000 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	14,350	14,350
Additional paid-in capital	49,150	49,150
Accumulated deficit	(36,426)	(25,364)
Total Stockholders' Equity	27,074	38,136
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,317	$44,889

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-1

MED SPA VACATIONS INC.

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenues	$-	$-

Operating Expenses
General and administrative	700	1,021
Professional fees	10,362	4,400
Total Operating Expenses	11,062	5,421

Loss from operations	(11,062)	(5,421)

Net Loss	$(11,062)	$(5,421)

Net loss per common share: Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: Basic and Diluted	14,350,000	10,000,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-2

MED SPA VACATIONS INC.

Statements of Cash Flow

(Unaudited)

	Three Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,062)	$(5,421)
Changes in current assets and liabilities:
Other receivable	(818)	-
Increase in accounts payable	(5,510)	543
Increase in restricted cash receivable	(212)	(54)
Net cash used in Operating Activities	(17,602)	(4,932)

Net cash decrease for period	(17,602)	(4,932)
Cash at beginning of period	44,797	18,005
Cash at end of period	$27,195	$13,073

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-3

MED SPA VACATIONS INC.

Notes to the Unaudited Financial Statements

For the period ended March 31, 2017

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2016 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 29, 2017.

NOTE 3 - GOING CONCERN

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2017, the Company has a loss from operations of $11,062, an accumulated deficit of $36,426 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the period ending March 31, 2017.

The ability of the Company to emerge from the early stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

F-4

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

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

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

We do not have any subsidiaries.

Results of Operations

We have not earned any revenues from our inception on October 5, 2015 through March 31, 2017.

Three months ended March 31, 2017 compared to three months ended March 31, 2016.

	Three Months ended March 31, 2017	Three Months ended March 31, 2016
Revenue	$-	$-
Operating expenses	$11,062	$5,421
Net loss	$11,602	$5,421

Our operating expenses, for the three months ended March 31, 2017 were $11,062 compared to $5,421 for the same period in 2016. The increase in operating expenses was primarily as a result of an increase in professional fees of $5,962.

We incurred a net loss of $11,062 and $5,421 for the three months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2017 and December 31, 2016, respectively.

Working Capital

	As at March 31, 2017	As at December 31, 2016
Total current assets	$28,317	$44,889
Total current liabilities	$1,243	$6,753
Working capital	$27,074	$38,136

Cash Flows

	Three Months ended March 31, 2017	Three Months ended March 31, 2016
Net cash used in operating activities	$(17,602)	$(4,932)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$-	$-
Decrease in cash	$(17,602)	$(4,932)

As at March 31, 2017 our company’s cash balance was $27,195 and total assets were $28,317. As at December 31, 2016, our company’s cash balance was $44,797 and total assets were $44,889.

As at March 31, 2017, our company had total liabilities of $1,243, compared with total liabilities of $6,753 as at December 31, 2016.

As at March 31, 2017, our company had working capital of $27,074 compared with working capital of $38,136 as at December 31, 2016. The decrease in working capital was primarily attributed to a decrease in cash at $17,602 and accounts payable of $5,510.

Cash Flow from Operating Activities

During the three months ended March 31, 2017, our company used $17,602 in cash from operating activities, compared to $4,932 cash used in operating activities during the three months ended March 31, 2016. The cash used from operating activities for the three months ended March 31, 2017 was attributed to a net loss of $11,062 and a net increase in the change of operating assets and liabilities of $6,540.

Cash Flow from Investing Activities

During the three months ended March 31, 2017 and 2016, we did not have cash flows from investing activities.

Cash Flow from Financing Activities

During the three months ended March 31, 2017 and 2016, we did not have cash flows from financing activities.

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2016, contains a going concern qualification as we have suffered losses since our inception. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Plan of Operation and Funding

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

As of March 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2017.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is: (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us.

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

_______________

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MED SPA VACATIONS INC.
(Registrant)

Dated: May 1, 2017	/s/ Blaine Redfern
Blaine Redfern
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

