Form 10-Q
period 2017-06-30
MED SPA VACATIONS INC.
filed 2017-08-04
CIK 1671077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☒ YES   ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

14,350,000 common shares issued and outstanding as of August 4, 2017

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2017

(UNAUDITED)

MED SPA VACATIONS INC.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$10,247	$44,797
Restricted cash receivable	304	92
Total Current Assets	10,551	44,889

TOTAL ASSETS	$10,551	$44,889

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,516	$6,753
Total Current Liabilities	3,516	6,753

Total Liabilities	3,516	6,753

Stockholders' Equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,350,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	14,350	14,350
Additional paid-in capital	49,150	49,150
Accumulated deficit	(56,465)	(25,364)
Total Stockholders' Equity	7,035	38,136
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,551	$44,889

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-1

MED SPA VACATIONS INC.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative	1,426	3,429	2,126	4,450
Professional fees	18,613	4,437	28,975	8,837
Total Operating Expenses	20,039	7,866	31,101	13,287

Loss from operations	(20,039)	(7,866)	(31,101)	(13,287)

Net Loss	$(20,039)	$(7,866)	$(31,101)	$(13,287)

Net loss per common share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: Basic and Diluted	14,350,000	10,000,000	14,350,000	10,000,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-2

MED SPA VACATIONS INC.

Statements of Cash Flow

(Unaudited)

	Six Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,101)	$(13,287)
Changes in current assets and liabilities:
Accounts payable	(3,237)	3,325
Restricted cash receivable	(212)	(54)
Net cash used in operating activities	(34,550)	(10,016)

Net cash decrease for period	(34,550)	(10,016)
Cash at beginning of period	44,797	18,005
Cash at end of period	$10,247	$7,989

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-3

MED SPA VACATIONS INC.

Notes to the Unaudited Financial Statements

For the period ended June 30, 2017

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

NOTE 3 - GOING CONCERN

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2017, the Company has reoccurring losses from operations, an accumulated deficit and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the period ending June 30, 2017.

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

We have no revenues and limited cash on hand. We have sustained losses since inception and have relied solely upon the sale of our securities for funding. We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

We do not have any subsidiaries.

Results of Operations

We have not earned any revenues for the six months period ending June 30, 2017.

Three months ended June 30, 2017 compared to three months ended June 30, 2016.

	Three Months Ended June 30,	Three Months Ended June 30,
	2017	2016
Revenue	$-	$-
Operating expenses	$20,039	$7,866
Net loss	$(20,039)	$(7,866)

Our operating expenses, for the three months ended June 30, 2017, were $20,039 compared to $7,866 for the same period in 2016. The increase in operating expenses was primarily as a result of an increase in professional fees of $14,176.

We incurred a net loss of $20,039 and $7,866 for the three months ended June 30, 2017 and 2016, respectively.

Six months ended June 30, 2017 compared to six months ended June 30, 2016.

	Six Months Ended June 30,	Six Months Ended June 30,
	2017	2016
Revenue	$-	$-
Operating expenses	$31,101	$13,287
Net loss	$(31,101)	$(13,287)

Our operating expenses, for the six months ended June 30, 2017, were $31,101 compared to $13,287 for the same period in 2016. The increase in operating expenses was primarily as a result of an increase in professional fees of $20,138.

We incurred a net loss of $31,101 and $13,287 for the six months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of June 30, 2017 and December 31, 2016, respectively.

Working Capital

	As at June 30, 2017	As at December 31, 2016
Total current assets	$10,551	$44,889
Total current liabilities	$3,516	$6,753
Working capital	$7,035	$38,136

Cash Flows

	Six Months ended June 30, 2017	Six Months ended June 30, 2016
Net cash used in operating activities	$(34,550)	$(10,016)
Decrease in cash	$(34,550)	$(10,016)

As at June 30, 2017 our Company’s cash balance was $10,247 and total assets were $10,551. As at December 31, 2016, our company’s cash balance was $44,797 and total assets were $44,889.

As at June 30, 2017, our Company had total liabilities of $3,516, compared with total liabilities of $6,753 as at December 31, 2016.

As at June 30, 2017, our Company had working capital of $7,035 compared with working capital of $38,136 as at December 31, 2016. The decrease in working capital was primarily attributed to a decrease in cash of $34,550 and account payable of $3,237.

Cash Flow from Operating Activities

During the six months ended June 30, 2017, our Company used $34,550 in cash from operating activities, compared to $10,016 cash used in operating activities during the six months ended June 30, 2016. The cash used from operating activities for the six months ended June 30, 2017, was attributed to a net loss of $31,101 and a net increase in the change of operating assets and liabilities of $3,449.

Cash Flow from Investing Activities

During the six months ended June 30, 2017 and 2016, we did not have cash flows from investing activities.

Cash Flow from Financing Activities

During the six months ended June 30, 2017 and 2016, we did not have cash flows from financing activities.

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2016, contains a going concern qualification as we have suffered reoccurring losses. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Plan of Operation and Funding

We will require additional cash as we expand our business. Our plans to compete in the wellness vacation business will require us to accelerate our pay per click (PPC) marketing program. Initially, to carry out these plans, we will need to raise additional capital. There can be no assurance that we will be able to raise additional capital, or, if we are able to raise additional capital, the terms will be acceptable to us.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer, who is also our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer concluded as of June 30, 2017 that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer to allow timely decisions regarding required disclosure.

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

________

* Filed herewith.

** XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MED SPA VACATIONS INC.
(Registrant)

Dated: August 4, 2017	/s/ Blaine Redfern
Blaine Redfern
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

