Form 10-Q
period 2017-09-30
MED SPA VACATIONS INC.
filed 2019-04-22
CIK 1671077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 333-210922

MED SPA VACATIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	47-5268172
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Qunli Huizhi Financial Enterprise Headquarters, Rm. 401, 4th Floor, Building 1, Phase 1, Daoli Dist, Haerbin, China
(Address of principal executive offices)

+86-0451-85715760
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if this registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of April 22, 2019, there were 14,350,000 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

MED SPA VACATIONS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

(UNAUDITED)

3

MED SPA VACATIONS INC.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$27,025	$44,797
Restricted cash receivable	-	92
Prepaid expense	6,667	-
Total Current Assets	33,692	44,889

TOTAL ASSETS	$33,692	$44,889

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$2,000	$6,753
Due to related party	37,900	-
Total Current Liabilities	39,900	6,753

Total Liabilities	39,900	6,753

Stockholders' Equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,350,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	14,350	14,350
Additional paid-in capital	60,255	49,150
Accumulated deficit	(80,813)	(25,364)
Total Stockholders' Equity (Deficit)	(6,208)	38,136
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$33,692	$44,889

The accompanying notes to the unaudited financial statements are an integral part of these statements

F-1

MED SPA VACATIONS INC.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative	9,567	1,493	11,693	5,943
Professional fees	14,781	804	43,756	9,641
Total Operating Expenses	24,348	2,297	55,449	15,584

Net Loss	$(24,348)	$(2,297)	$(55,449)	$(15,584)

Net loss per common share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: Basic and Diluted	14,350,000	10,000,000	14,350,000	10,000,000

The accompanying notes to the unaudited financial statements are an integral part of these statements

F-2

MED SPA VACATIONS INC.

Statements of Cash Flow

(Unaudited)

	Nine Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(55,449)	$(15,584)
Changes in current assets and liabilities:
Accounts payable	(4,753)	4,829
Restricted cash receivable	92	(54)
Prepaid expenses	(6,667)	-
Net cash used in operating activities	(66,777)	(10,809)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	49,005	-
Net cash provided by Financing Activities	49,005	-

Net change in cash for the period	(17,772)	(10,809)
Cash at beginning of period	44,797	18,005
Cash at end of period	$27,025	$7,196

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt forgiveness by related party	$11,105	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-3

MED SPA VACATIONS INC.

Notes to the Unaudited Financial Statements

For the period ended September 30, 2017

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Med Spa Vacations Inc., (the “Company”) is a Nevada corporation incorporated on October 5, 2015. Our office address is Qunli Huizhi Financial Enterprise Headquarters, Rm. 401, 4th Floor, Building 1, Phase 1, Daoli Dist, Haerbin, China.

Our plan was to develop a business that specializes in marketing health and wellness vacations to both individuals and corporate groups looking to revitalize and develop a fuller day-to-day life. We were looking to establish a niche in the travel market that caters to sustained wellness and rejuvenation, recognizing the ever-increasing social trend toward finding of a more holistic balance in life.

We were not successful in our efforts and discontinued that line of business. Since that time, we have been a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On August 22, 2017, our former officers and directors, the controlling stockholders of our company entered into and closed stock purchase and sale transactions pursuant to which they each sold 5,000,000 restricted shares of the common stock, $0.001 par value per share (the “Common Stock”), of our company, or, in the aggregate, 10,000,000 shares (the “Shares”) of the Common Stock being all of the outstanding restricted common stock of our company, to our current officer and director. The Shares represent approximately 69.7% of our company’s issued and outstanding common stock, all of which is voting common stock, as of the closing. As a result of the closing of these stock purchase transactions, the control of the Company has been transferred from our former officers and directors to our current sole officer and director.

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

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s unaudited interim financial statements.

F-4

NOTE 3 - GOING CONCERN

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2017, the Company has reoccurring losses from operations, an accumulated deficit and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the period ending September 30, 2017.

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

During the nine months ended September 30, 2017, the director advanced $37,900 to the Company.

During the nine months ended September 30, 2017, the former director advanced $11,105 to the Company and forgave the loan immediately. As a result, the Company recorded $11,105 as additional paid in capital.

NOTE 5 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

F-5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “we,” “us,” or “our,” are to Med Spa Vacations Inc.

General Overview

We were incorporated in the State of Nevada on October 5, 2015.

On August 22, 2017, each of Blaine Redfern and Morgan Powell, the controlling stockholders of the Company entered into and closed stock purchase and sale transactions pursuant to which they each sold 5,000,000 restricted shares of the common stock, $0.001 par value per share (the “Common Stock”), of the Company, or, in the aggregate, 10,000,000 shares (the “Shares”) of the Common Stock being all of the outstanding restricted common stock of the Company, to Mr. Chao Ma. These transactions were completed at a price per share of $0.030320, for an aggregate amount of $303,200, pursuant to the terms of a securities purchase agreement. The Shares represent approximately 69.7% of the Company’s issued and outstanding common stock, all of which is voting common stock, as of the closing.

In connection with the closing of the stock purchase transactions discussed above, on August 22, 2017, Blain Redfern and Morgan Powell, the two directors of the Company, submitted their resignation letters, pursuant to which they each resigned from their positions as directors and from all offices of the Company that they held, effective as of the closing of the stock purchase transactions on August 22, 2017. The resignations of Messrs. Redfern and Powell were not in connection with any known disagreement with the Company on any matter.

On May 22, 2017, Mr. Chao Ma was appointed to the board of the directors, effective as of August 22, 2017 upon the resignations of Messrs. Redfern and Powell. Mr. Ma was also appointed as the President, Treasurer and Secretary of the Company. The Company and the newly appointed officer have not entered into any arrangement regarding the payment of compensation for acting as an officer or director of the Company.

Our plan was to develop a business that specializes in marketing health and wellness vacations to both individuals and corporate groups looking to revitalize and develop a fuller day-to-day life. We were looking to establish a niche in the travel market that caters to sustained wellness and rejuvenation, recognizing the ever-increasing social trend toward finding of a more holistic balance in life.

We were not successful in our efforts and discontinued that line of business.

4

Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or that any transactions will be consummated.

We have no revenues and limited cash on hand. We have sustained losses since inception and have relied solely upon the sale of our securities for funding. We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

We do not have any subsidiaries.

Results of Operations

Three-Month Period Ended September 30, 2017 Compared to Three-Month Period Ended September 30, 2016

Revenues and Other Income

During the three-month periods ended September 30, 2017 and 2016, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $24,348 in the three-month period ended September 30, 2017, compared to $2,297 in the three-month period ended September 30, 2016, which also consisted entirely of general and administrative expenses (including professional fees). This increase is due to the increase in both general and administrative expenses, and professional fee expenses.

5

Net Losses

As a result of the foregoing, we incurred a net loss of $24,348 for the three months ended September 30, 2017, compared to a net loss of $2,297 for the corresponding period ended September 30, 2016. This increase in net losses is due to the increase in both general and administrative expenses, and professional fee expenses

Nine-Month Period Ended September 30, 2017 Compared to Nine-Month Period Ended September 30, 2016

Revenues and Other Income

During the nine-month periods ended September 30, 2017 and 2016, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $55,449 in the nine-month period ended September 30, 2017, compared to $15,584 in the nine-month period ended September 30, 2016, which also consisted entirely of general and administrative expenses (including professional fees). This increase is due to the increase in both general and administrative expenses, and professional fee expenses.

Net Losses

As a result of the foregoing, we incurred a net loss of $55.449 for the nine months ended September 30, 2017, compared to a net loss of $15,584 for the corresponding period ended September 30, 2016. This increase in net losses is due to the increase in both general and administrative expenses, and professional fee expenses

Liquidity and Capital Resources

As of the date of this report, we had yet to generate any revenues from our business operations.

As of September 30, 2017, we had cash of $27,025, we had liabilities of $39,900, and our working capital deficit was $6,208. We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

To date, we have managed to keep our monthly cash flow requirement low for two reasons. First, our sole officer does not draw a salary at this time. Second, we have been able to keep our operating expenses to a minimum by operating in space provided at no expense by one of our shareholders.

We currently have no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have not yet generated any revenue and have incurred losses to date of $80,813. In addition, our current liabilities exceed our current assets by $6,208. To date we have funded our operations through the sale of common stock. We intend on financing our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

6

Recent Accounting Pronouncements

For a description of our recent accounting pronouncements, see “Note 2 – Summary of Significant Accounting Policies” of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

7

ITEM 4. CONTROLS AND PROCEDURES

a)  Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

b)  Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted on the effectiveness of our internal control over financial reporting as of September 30, 2017, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

8

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, or our officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the three-month period ended September 30, 2017, or subsequent period through the date hereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

9

ITEM 6. EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.	Description

10.1

Form of Restricted Stock Purchase Agreement, dated as of August 22, 2017, filed by the Company on Current Report Form 8-K, filed with the Securities Exchange Commission on August 29, 2017, and incorporated herein by reference.

31.1 / 31.2 *

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT AND RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

32.1 / 32.2 *	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TOSECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Schema Document

101.CAL *	XBRL Calculation Linkbase Document

101.DEF *	XBRL Definition Linkbase Document

101.LAB *	XBRL Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document

______

*filed herewith

10

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MED SPA VACATIONS INC.

Dated: April 22, 2019	By:	/s/ Chao Ma
	Name:	Chao Ma
	Title:	President, Treasurer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

11