Form 10-K
period 2017-12-31
MED SPA VACATIONS INC.
filed 2019-04-22
CIK 1671077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-210922

MED SPA VACATIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	47-5268172
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Qunli Huizhi Financial Enterprise Headquarters, Rm. 401, 4th Floor, Building 1, Phase 1, Daoli Dist, Haerbin, China
(Address of principal executive offices)

+86-0451-85715760
(Registrant s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of the "large accelerated filer," "accelerated filer," "non-accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, there were 14,350,000 shares of the registrant's common stock, par value $0.001 per share (“Common Stock”), issued and outstanding. Of these, 4,350,000 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates on June 30, 2017 was $435,000, based on the price of $0.01 per share for the registrant’s Common Stock which was the price at which shares of the registrant’s Common Stock were sold in a public offering that closed on October 7, 2016.

As of April 22, 2019, there were 14,350,000 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include, among others, those statements including the words "believes,” "anticipates,” "expects,” “intends,” “estimates,” “plans” and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.

CERTAIN TERMS USED IN THIS REPORT

All references in this Annual Report to the “Company,” “Med Spa,” “we,” “us,” or “our,” are to Med Spa Vacations Inc.

PART I

ITEM 1. BUSINESS

General

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

On May 22, 2017, Mr. Chao Ma was appointed to the board of the directors, effective as of August 22, 2017, upon the resignations of Messrs. Redfern and Powell. Mr. Ma was also appointed as the President, Treasurer and Secretary of the Company. The Company and the newly appointed officer have not entered into any arrangement regarding the payment of compensation for acting as an officer or director of the Company.

Our plan was to develop a business that specializes in marketing health and wellness vacations to both individuals and corporate groups looking to revitalize and develop a fuller day-to-day life. Because we were not able to raise sufficient capital to execute our original business plan, we are now engaged in discussions with third parties regarding alternative directions for our company that could enhance shareholder value.

Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. Our objectives discussed below are extremely general and are not intended to restrict discretion of our Board of Directors (“Board”) to search for and enter into potential business opportunities or to reject any such opportunities.

We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, we may acquire or combine with a venture that is in its preliminary or early stages of development, one that is already in operation or one that is in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

We believe that there are numerous companies seeking the perceived benefits of a publicly registered corporation. These benefits are commonly thought to include the following:

•	the ability to use registered securities to acquire assets or businesses;

•	increased visibility in the marketplace;

•	greater ease of borrowing from financial institutions;

•	improved stock trading efficiency;

•	greater shareholder liquidity;

•	greater ease in subsequently raising capital;

•	ability to compensate key employees through stock options and other equity awards;

•	enhanced corporate image; and

•	a presence in the United States capital markets.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on that market.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of our Company that the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our existing shareholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership of our existing shareholders may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, and will include miscellaneous other terms.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

Competition

We expect to encounter substantial competition in our efforts to identify and consummate a transaction with a business opportunity. The primary competition will be from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals, all of which may have substantially greater financial and other resources than we do. In view of our limited financial resources and limited management availability, we may be at a competitive disadvantage compared to our competitors.

Employees

We presently have no employees apart from Chao Ma, our sole officer and director. Mr. Ma is engaged in outside business activities and anticipates that he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not currently own any property. Our principal office is located at Qunli Huizhi Financial Enterprises Headquarters, Rm. 401, 4th Floor, Building 1, Phase 1, Daoli Dist, Haerbin, China. Since our office space needs are limited at this time, we are currently operating out of the offices of our sole officer and director.   This space usage is provided free of charge.  We believe our current office space is sufficient for our current needs, and we will not seek independent office space until we identify a viable business opportunity.

ITEM 3. LEGAL PROCEEDINGS

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

a) Market Information

Our Common Stock is currently quoted on the OTC Markets under the symbol “MDVP.” However, there is currently no trading market for our Common Stock and there is no assurance that a regular trading market will ever develop.

b) Holders

As of the date of this report there were 14 holders of record of our Common Stock.

c) Dividends

To date, we have not paid dividends on shares of our Common Stock and we do not expect to declare or pay dividends on shares of our Common Stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board.

d) Securities Authorized for Issuance under Equity Compensation Plans

We have no existing equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

None.

Rule 10B-18 Transactions

During the year ended December 31, 2017, there were no repurchases of the Company’s common stock by the Company.

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our financial statements and the related notes included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements.

Overview

We were incorporated in the State of Nevada on October 5, 2015. Our administrative address is Qunli Huizhi Financial Enterprise Headquarters, Rm. 401, 4th Floor, Building 1, Phase 1, Daoli Dist, Haerbin, China.

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

On August 22, 2017, Mr. Chao Ma was appointed to the board of the directors, effective as of August 22, 2017 upon the resignations of Messrs. Redfern and Powell. Mr. Ma was also appointed as the President, Treasurer and Secretary of the Company. The Company and the newly appointed officer have not entered into any arrangement regarding the payment of compensation for acting as an officer or director of the Company.

Our plan was to develop a business that specializes in marketing health and wellness vacations to both individuals and corporate groups looking to revitalize and develop a fuller day-to-day life. Because we were not able to raise sufficient capital to execute our original business plan, we are now engaged in discussions with third parties regarding alternative directions for our company that could enhance shareholder value.

Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or that any transactions will be consummated.

We have no revenues and limited cash on hand. We have sustained losses since inception. We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

We do not have any subsidiaries.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Our results of operations for the years ended December 31, 2017 and December 31, 2016 are summarized below:

	For the year ended December 31, 2017	For the year ended December 31, 2016

Revenue	$-	$-
Operating expenses	$(65,979)	$(23,369)
Net loss	$(65,979)	$(23,369)

Revenues and Other Income

During the years ended December 31, 2017 and 2016, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $65,979 in the year ended December 31, 2017, compared to $23,369 for the year ended December 31, 2016, which consisted entirely of general and administrative expenses (including professional fees). This increase is due to the increase in both general and administrative expenses, and professional fee expenses.

Net Losses

As a result of the foregoing, we incurred a net loss of $65,979 for the year ended December 31, 2017, compared to a net loss of $23,369 for the corresponding period ended December 31, 2016. This increase in net losses is due to the increase in both general and administrative expenses, and professional fee expenses

Liquidity and Capital Resources

As of the date of this report, we had yet to generate any revenues from our business operations.

As of December 31, 2017, we had cash of $25,000, we had liabilities of $41,738., and our working capital deficit was $16,738. We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have not yet generated any revenue and have incurred losses to date of $91,343. In addition, our current liabilities exceed our current assets by $16,738. To date we have funded our operations through the sale of common stock. We intend on financing our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Critical Accounting Policies

Our critical accounting policies are included in Note 2 - “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements included in this Report.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MED SPA VACATIONS, INC.

INDEX TO AUDITED FINANCIAL STATEMENTS

 FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Med Spa Vacations, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Med Spa Vacations, Inc. (the "Company") as of December 31, 2017, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

April 22, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Med Spa Vacations, Inc.

We have audited the accompanying balance sheets of Med Spa Vacation, Inc. (the “Company”) as of December 31, 2016, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Med Spa Vacations, Inc. as of December 31, 2016 and the results of its operations and its cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 28, 2017

MED SPA VACATIONS INC.

BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$25,000	$44,797
Restricted cash receivable	-	92
Total Current Assets	25,000	44,889

TOTAL ASSETS	$25,000	$44,889

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$3,838	$6,753
Due to related party	37,900	-
Total Current Liabilities	41,738	6,753

Total Liabilities	41,738	6,753

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,350,000 shares issued and outstanding at December 31, 2017 and 2016, respectively	14,350	14,350
Additional paid-in capital	60,255	49,150
Accumulated deficit	(91,343)	(25,364)
Total Stockholders' Equity (Deficit)	(16,738)	38,136
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$25,000	$44,889

The accompanying notes are an integral part of these financial statements

MED SPA VACATIONS INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016
Revenues	$-	$-

Operating Expenses
General and administrative	11,718	6,374
Professional fees	54,261	16,995
Total Operating Expenses	65,979	23,369

Provision for Income Taxes	-	-

Net Loss	$(65,979)	$(23,369)

Net loss per common share: Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: Basic and Diluted	14,350,000	10,250,820

The accompanying notes are an integral part of these financial statements

MED SPA VACATIONS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR YEARS ENDED DECEMBER 31, 2017 AND 2016

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2015	-	$-	10,000,000	$10,000	$10,000	$(1,995)	$18,005

Common stock issued for cash	-	-	4,350,000	4,350	39,150	-	43,500
Net loss	-	-	-	-	-	(23,369)	(23,369)
Balance, December 31, 2016	-	-	14,350,000	14,350	49,150	(25,364)	38,136

Debt forgiveness by related party	-	-	-	-	11,105	-	11,105
Net loss	-	-	-	-	-	(65,979)	(65,979)
Balance, December 31, 2017	-	$-	14,350,000	$14,350	$60,255	$(91,343)	$(16,738)

The accompanying notes are an integral part of these financial statements.

MED SPA VACATIONS INC.

Statements of Cash Flow

	Year Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(65,979)	$(23,369)
Adjustments to reconcile net to net cash used in operating activities
Changes in current assets and liabilities:
Accounts payable	(2,915)	6,753
Restricted cash receivable	92	(92)
Net cash used in operating activities	(68,802)	(16,708)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	43,500
Advances from related parties	49,005	-
Net cash provided by Financing Activities	49,005	43,500

Net change in cash for period	(19,797)	26,792
Cash at beginning of period	44,797	18,005
Cash at end of period	$25,000	$44,797

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt forgiveness by former officer	$11,105	$-

The accompanying notes are an integral part of these financial statements

MED SPA VACATIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Med Spa Vacations Inc., (the “Company”) is a Nevada corporation incorporated on October 5, 2015. Our administrative address is Qunli Huizhi Financial Enterprise Headquarters, Rm. 401, 4th Floor, Building 1, Phase 1, Daoli Dist, Haerbin, China. Our telephone number is +86-0451-85715760 and our registered agent for service of process is Nevada Corporate Headquarters, Inc., 4730 S. Fort Apache Rd Suite 300, Las Vegas, NV 89126.

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

Going concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2017, the Company has reoccurring losses from operations, an accumulated deficit of $91,343 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2018.

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $25,000 and $44,797 in cash and cash equivalents as of December 31, 2017 and 2016, respectively.

Restricted Cash

The Company was required to restrict a portion of cash, per the terms of our merchant account agreement, for potential credit card chargebacks. We were subject to a cash reserve of up to 10% on credit card charges processed, with funds held for seven to twelve months depending on our account activity. As of December 31, 2016, the Company had $92 in restricted cash. For the year ended December 31, 2017, the Company no longer has this merchant account.

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

The Company's financial instruments consist primarily of cash and cash equivalents, restricted cash receivable, accounts payable and related party loans. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

There were no share-based expenses for the year ended December 31, 2017 and 2016.

Revenue Recognition

The Company recognizes revenue when it is earned and realizable based on the following criteria: persuasive evidence that an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As at December 31, 2017 and 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Earnings (Loss) per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share,” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. During the year ended December 31, 2017 and 2016, the Company had no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) jointly issued a converged standard, Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 addresses the recognition of revenue based upon the payment and performance obligations of the seller and buyer. Since the Company sells products with no contingent payment obligations and no obligations on its part subsequent to the delivery of products, the Company does not believe that Topic 606 will affect the manner in which the Company recognizes revenue.

In July 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update addresses several aspects of the accounting for nonemployee share-based payment transactions and expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The main provisions of the update change the way nonemployee awards are measured in the financial statements. Under the simplified standards, nonemployee options will be valued once at the date of grant, as compared to at each reporting period end under ASC 505-50. At adoption, all awards without established measurement dates will be revalued one final time, and a cumulative effect adjustment to retained earnings will be recorded as the difference between the pre-adoption value and new value. Companies will be permitted to make elections to establish the expected term and either recognize forfeitures as they occur or apply a forfeiture rate. Compensation expense recognition using a graded vesting schedule will no longer be permitted. This pending content is the result of the FASB’s Simplification Initiative, to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. Because the Company does not currently have any outstanding awards to non-employees for which a measurement date has not been established the adoption of ASU 2018-07 does not have a material impact to the Company’s financial statements and related disclosures upon adoption. The adoption of this standard will change the way that the Company accounts for non-employee compensation in the future.

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

During the year ended December 31, 2017, there were no share issuances of common stock.

During the year ended December 31, 2016, the Company issued to unaffiliated investors 4,350,000 shares of common stock at $0.01 per share for $43,500.

The Company has no stock option plan, warrants or other dilutive securities.

As of December 31, 2017 and 2016, there are 14,350,000 shares of common stock issued and outstanding.

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company’s financial statements for the years ended December 31, 2017 and 2016, reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2017 and 2016 are as follows:

	December 31	December 31
	2017	2016
Net operating loss carryforward	$(91,343)	$(25,364)
Effective Tax rate	21%	34%
Deferred Tax Asset	(19,182)	(8,624)
Less: Valuation Allowance	19,182	8,624
Net Deferred Asset	$-	$-

At December 31, 2017, the Company had $91,343 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire 2036 In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards are subject to annual limitations following greater than 50% ownership changes.

The Company’s tax returns are subject to examination by tax authorities for the years ended December 31, 2015 to December 31, 2017.

NOTE 5 - RELATED-PARTY TRANSACTIONS

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the officer of the Company to use at no charge.

During the year ended December 31, 2017, the sole officer and director advanced $37,900 to the Company.

During the year ended December 31, 2017, the former officer and director advanced $11,105 to the Company and forgave the loan immediately. As a result, the Company recorded the $11,105 as additional paid in capital.

As of December 31, 2017 and 2016, the Company had due to related party of $37,900 and $0, respectively.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective as of April 12, 2019, the Company, dismissed MaloneBailey, LLP (“MB”) as the independent registered public accounting firm engaged to audit the Company’s financial statements.  MB’s dismissal was approved by the Company’s board of directors (“Board”) as of April 12, 2019.

MB had served as the Company’s independent auditors since January 25, 2016.  MB’s reports on the Company’s financial statements for the fiscal years ended December 31, 2016 and 2015 did not contain any adverse opinions or disclaimers of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports included explanatory paragraphs with respect to the Company’s ability, in light of its accumulated losses and negative cash flows from operations, to continue as a going concern.

During the fiscal years ended December 31, 2016 and 2015, and through April 12, 2019, there were no (a) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) with MB on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to MB’s satisfaction, would have caused MB to make reference to the subject matter thereof in connection with its reports for such years; or (b) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K.

Effective as of April 12, 2019, the Company engaged B F Borgers, CPA, PC (“Borgers”) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2018 and 2017.

During the Company’s two most recent fiscal years, and through April 12, 2019, neither the Company nor anyone on its behalf has consulted with Borgers regarding either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided nor oral advice was provided to the Company that Borgers concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph 304(a)(1)(v)) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

a) Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our senior management, consisting of Chao Ma, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Chao Ma, President, Secretary and Treasurer (Principal Executive Officer and Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Chao Ma, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective.

b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2017, our management, consisting of Chao Ma, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Chao Ma, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) in connection with the review of our consolidated financial statements as of December 31, 2017.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of independent directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our consolidated financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

Assuming we are able to secure additional working capital, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.

We also plan to appoint one or more outside directors to our Board who shall be appointed to an audit committee resulting in a fully functioning audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

Management believes that the appointment of one or more independent directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of independent directors on our Board.

We anticipate that these initiatives will be implemented in conjunction with the growth of our business.

c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2017, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers are elected by the Board to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The Board has no nominating, auditing or compensation committees.

The name, address, age and position of our sole officer and director is set forth below:

NAME AND ADDRESS	AGE	POSITION(S)
Chao Ma	37	President, Treasurer, Secretary

Business Experience

Mr. Chao Ma founded the Harbin Yongquan Petty Loan Company Ltd. in 2009, Beijing Zhuoxin Wealth and Investment Management Company Ltd. in 2012, and Heilongjiang Zhuoxin Agricultural Development Company Ltd. in 2014. He currently holds the office of President of the board of directors of Zhuoxin Group. He also holds the following concurrent positions: Executive Director of the Investment and Finance Professional Committee of the China Investment Association, Vice President of the Business Combination Association of Heilongjiang Province, Director of the Harbin Green Food Industrial Alliance, President of the Heilongjiang Small and Micro Enterprises Chamber of Commerce and Vice President of China Financing Guarantee Association. Mr. Ma received an award for financial innovation and development contributor of China Internet of 2015 awarded by "Chinese Economic New Mode Innovation and Development Summit" which was organized by the People's Daily

Mr. Ma received an Executive MBA from the Peking University.

Committees

The Board has no standing committees.

Family Relationships

No family relationship has ever existed between any director, executive officer of the Company, and any person contemplated to become such.

Involvement in Certain Legal Proceedings

No executive officer or director of ours has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

•	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Our Common Stock is not registered pursuant to Section 12 of the Exchange Act. Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics and Business of Conduct.

We currently do not have a code of ethics and business of conduct policy.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows for the period ended December 31, 2017 and 2016, the compensation awarded (earned) or paid by the Company to its named executive officers or acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

Our sole executive officer has not received any compensation, and is not accruing any compensation pursuant to any agreement with us.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Chao Ma	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Treasurer and Secretary (1)	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Blaine Redfern President, CEO, CFO,	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Treasurer and Director (2)	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

_____________

(1)	On May 22, 2017, Mr. Chao Ma was appointed to the board of the directors, effective as of August 22, 2017. Mr. Ma was also appointed as the President, Treasurer and Secretary of the Company.
(2)	On August 22, 2017, Blain Redfern submitted his resignation letter, in which he resigned from all offices of the Company that they held, effective as of the closing of the stock purchase transactions on August 22, 2017.

We have not paid any salaries to our sole director and officer as of the date of this report. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

Compensation of Directors

Our director is not compensated by us for acting as such. There are no arrangements pursuant to which our sole director is or will be compensated in the future for any services provided as a director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We have no employees other than Chao Ma, our sole officer and director. He does not have an employment contract with the Company.

There are no compensation plans or arrangements, including payments to be made by us, with respect to our Mr. Ma that would result from the resignation, retirement or any other termination.

There are no arrangements for officers, employees or consultants that would result from a change-in-control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our sole officer and director, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what his ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership (2)	Percent of Class (3)
5% Stockholders
None

Named Executive Officers and Directors
Chao Ma, President, Director	Common	10,000,000	69.69%

All Officers and Directors as a Group (1 Total)	Common	10,000,000	69.69%

______________

(1)

Unless otherwise noted, the address of each beneficial owner is c/o Med Spa Vacations, Inc., Qunli Huizhi Financial Enterprise Headquarters, Rm. 401, 4th Floor, Building 1, Phase 1, Daoli Dist, Haerbin, China.

(2)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of April 22, 2019, through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table

(3)	Based on 14,350,000 issued and outstanding shares of Common Stock as of the date of this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the officer of the Company to use at no charge.

Except as disclosed below, since the beginning of the fiscal year preceding the last fiscal year none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

•	any Director or officer of our Company;

•	any proposed Director of officer of our Company;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our common stock; or

•	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

During the year ended December 31, 2017, the sole officer and director advanced $37,900 to the Company.

During the year ended December 31, 2017, the former officer and director advanced $11,105 to the Company and forgave the loan immediately. As a result, the Company recorded the $11,105 as additional paid in capital.

During the year ended December 31, 2016, there were no related party transactions.

As of December 31, 2017, and 2016, the Company had due to related party of $37,900 and $0, respectively.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.” We do not believe that our directors currently meet the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year ended December 31, 2017	Year ended December 31, 2016

Audit fees (1)
BF Borgers, CPA PC	$6,000	$-
MaloneBailey, LLP	6,000	10,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$12,000	$10,000

_______________

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)	All other fees consist of fees billed for all other services.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2017 and 2016.

Tax Fees

For the Company’s fiscal years ended December 31, 2017 and 2016, we were billed $0 and $0, respectively, for professional services rendered for tax return preparation.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2017and 2016.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board as well as the limited activities of our Company, our Board acts as our Audit Committee. Our Board pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services, and other services. Our Board approves these services on a case-by-case basis.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements and Report of Independent Registered Public Accounting Firm.

2. Financial Statement Schedules: None

3. Exhibits

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

32.1 / 32.2 *	Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Schema Document

101.CAL *	XBRL Calculation Linkbase Document

101.DEF *	XBRL Definition Linkbase Document

101.LAB *	XBRL Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document

______

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MED SPA VACATIONS INC.

Dated: April 22, 2019	By:	/s/ Chao Ma
	Name:	Chao Ma
	Title:	President, Treasurer, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicate

Signature	Title	Date

/s/ Chao Ma	President, Treasurer, Secretary, Director	April 22, 2019
Chao Ma	(Principal Executive Officer, Principal Accounting and Financial Officer)

