Form 10-Q
period 2018-03-31
MED SPA VACATIONS INC.
filed 2019-04-22
CIK 1671077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _______________________

Commission file number:  333-210922

MED SPA VACATIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	47-5268172
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Qunli Huizhi Financial Enterprise Headquarters, Rm. 401, 4th Floor, Building 1, Phase 1, Daoli Dist, Haerbin, China
(Address of principal executive offices)

+86 0451 - 85715760
(Registrant s telephone number, including area code)

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

MED SPA VACATIONS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2018

(UNAUDITED)

MED SPA VACATIONS INC.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$21,500	$25,000
Total Current Assets	21,500	25,000

TOTAL ASSETS	$21,500	$25,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$338	$3,838
Due to related party	37,900	37,900
Total Current Liabilities	38,238	41,738

Total Liabilities	38,238	41,738

Stockholders' Deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,350,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	14,350	14,350
Additional paid-in capital	60,255	60,255
Accumulated deficit	(91,343)	(91,343)
Total Stockholders' Deficit	(16,738)	(16,738)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,500	$25,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-1

MED SPA VACATIONS INC.

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$-	$-

Operating Expenses
General and administrative	-	700
Professional fees	-	10,362
Total Operating Expenses	-	11,062

Loss from operations	-	(11,062)

Net Loss	$-	$(11,062)

Net loss per common share: Basic and Diluted	$-	$(0.00)

Weighted average number of common shares outstanding: Basic and Diluted	14,350,000	14,350,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-2

MED SPA VACATIONS INC.

Statements of Cash Flow

(Unaudited)

	Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$-	$(11,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in current assets and liabilities:
Other receivable	-	(818)
Increase in accounts payable	(3,500)	(5,510)
Increase in restricted cash receivable	-	(212)
Net cash used in Operating Activities	(3,500)	(17,602)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by Financing Activities	-	-

Net change in cash for period	(3,500)	(17,602)
Cash at beginning of period	25,000	44,797
Cash at end of period	$21,500	$27,195

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-3

MED SPA VACATIONS INC.

Notes to the Unaudited Financial Statements

For the period ended March 31, 2018

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2017 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s unaudited interim financial statements

NOTE 3 - GOING CONCERN

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2018, the Company has reoccurring losses from operations, an accumulated deficit and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the period ending March 31, 2018.

The ability of the Company to emerge from the early stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

F-4

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

During the three months ended March 31, 2018 and 2017, there were no related party transactions.

As of March 31, 2018 and December 31, 2017, the Company had due to related party of $37,900.

NOTE 5 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure

F-5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In connection with the closing of the stock purchase transactions discussed above, on August 22, 2017, Blaine Redfern and Morgan Powell, the two directors of the Company, submitted their resignation letters, pursuant to which they each resigned from their positions as directors and from all offices of the Company that they held, effective as of the closing of the stock purchase transactions on August 22, 2017. The resignations of Messrs. Redfern and Powell were not in connection with any known disagreement with the Company on any matter.

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

We do not have any subsidiaries.

Results of Operations

Three-Month Period Ended March 31, 2018 Compared to Three-Month Period Ended March 31, 2017

Revenues and Other Income

During the three-month periods ended March 31, 2018 and 2017, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $0 in the three-month period ended March 31, 2018, compared to $11,062 in the three-month period ended March 31, 2017, which also consisted entirely of general and administrative expenses (including professional fees). This decrease in expenses is a result of no expenses being incurred for general and administrative expenses in the three-month period ended March 31, 2018.

Net Losses

As a result of the foregoing, we incurred a net loss of $0 for the three months ended March 31, 2018, compared to a net loss of $11,062 for the corresponding period ended March 31, 2017. This decrease in net losses is a result of no expenses being incurred for general and administrative expenses in the three-month period ended March 31, 2018.

Liquidity and Capital Resources

As of the date of this report, we had yet to generate any revenues from our business operations.

As of March 31, 2018, we had cash of $21,500, we had liabilities of $38,238, and our working capital deficit was $16,738.  We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

Recent Accounting Pronouncements

For a description of our recently issued accounting pronouncements, see “Note 2 – Summary of Significant Accounting Policies” of this Quarterly Report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted on the effectiveness of our internal control over financial reporting as of March 31, 2018, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered securities during the three-month period ended March 31, 2018, or subsequent period through the date hereof.

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

_____

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MED SPA VACATIONS INC.

Dated: April 22, 2019	By:	/s/ Chao Ma
	Name:	Chao Ma
	Title:	President, Treasurer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

