Form 10-Q
period 2018-09-30
MED SPA VACATIONS INC.
filed 2019-04-22
CIK 1671077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to __________________________

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

MED SPA VACATIONS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

(UNAUDITED)

MED SPA VACATIONS INC.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$21,500	$25,000
Total Current Assets	21,500	25,000

TOTAL ASSETS	$21,500	$25,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$338	$3,838
Due to related party	37,900	37,900
Total Current Liabilities	38,238	41,738

Total Liabilities	38,238	41,738

Stockholders' Deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,350,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	14,350	14,350
Additional paid-in capital	60,255	60,255
Accumulated deficit	(91,343)	(91,343)
Total Stockholders' Deficit	(16,738)	(16,738)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,500	$25,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-1

MED SPA VACATIONS INC.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative	-	9,567	-	11,693
Professional fees	-	14,781	-	43,756
Total Operating Expenses	-	24,348	-	55,449

Net Loss	$-	$(24,348)	$-	$(55,449)

Net loss per common share: Basic and Diluted	$-	$(0.00)	$-	$(0.00)

Weighted average number of common shares outstanding: Basic and Diluted	14,350,000	14,350,000	14,350,000	14,350,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-2

MED SPA VACATIONS INC.

Statements of Cash Flow

(Unaudited)

	Nine Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$-	$(55,449)
Changes in current assets and liabilities:
Accounts payable	(3,500)	(4,753)
Restricted cash receivable	-	92
Prepaid expenses	-	(6,667)
Net cash used in operating activities	(3,500)	(66,777)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	-	49,005
Net cash provided by Financing Activities	-	49,005

Net change in cash for period	(3,500)	(17,772)
Cash at beginning of period	25,000	44,797
Cash at end of period	$21,500	$27,025

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt forgiveness by related party	$-	$11,105

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-3

MED SPA VACATIONS INC.

Notes to the Unaudited Financial Statements

For the period ended September 30, 2018

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

F-4

NOTE 3 - GOING CONCERN

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2018, the Company has reoccurring losses from operations, an accumulated deficit and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the period ending September 30, 2018.

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

As of September 30, 2018 and December 31, 2017, the Company had due to related party of $37,900.

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

We do not have any subsidiaries.

Results of Operations

Three-Month Period Ended September 30, 2018 Compared to Three-Month Period Ended September 30, 2017

Revenues and Other Income

During the three-month periods ended September 30, 2018 and 2017, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $0 in the three-month period ended September 30, 2018, compared to $24,348 in the three-month period ended September 30, 2017, which also consisted entirely of general and administrative expenses (including professional fees). This decrease is a result of no expenses being incurred for general and administrative expenses in the three-month period ended September 30, 2018

Net Losses

As a result of the foregoing, we incurred a net loss of $0 for the three months ended September 30, 2018, compared to a net loss of $0 for the corresponding period ended September 30, 2017. This decrease in net losses is a result of no expenses being incurred for general and administrative expenses in the three-month period ended September 30, 2018.

Nine-Month Period Ended September 30, 2018 Compared to Nine-Month Period Ended September 30, 2017

Revenues and Other Income

During the nine-month periods ended September 30, 2018 and 2017, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $0 in the nine-month period ended September 30, 2018, compared to $55,449 in the nine-month period ended September 30, 2017, which also consisted entirely of general and administrative expenses (including professional fees). This decrease is a result of no expenses being incurred for general and administrative expenses in the nine-month period ended September 30, 2018.

Net Losses

As a result of the foregoing, we incurred a net loss of $0 for the nine months ended September 30, 2018, compared to a net loss of $55,449 for the corresponding period ended September 30, 2017. This decrease in net losses is a result of no expenses being incurred for general and administrative expenses in the nine-month period ended September 30, 2018.

Liquidity and Capital Resources

As of the date of this report, we had yet to generate any revenues from our business operations.

As of September 30, 2018, we had cash of $21,500, we had liabilities of $38,238, and our working capital deficit was $16,738. We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted on the effectiveness of our internal control over financial reporting as of September 30, 2018, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered securities during the three-month period ended September 30, 2018, or subsequent period through the date hereof.

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

