Form 10-K
period 2018-12-31
MED SPA VACATIONS INC.
filed 2019-04-22
CIK 1671077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Yes ☒    No ☐

As of June 30, 2018, there were 14,350,000 shares of the registrant's common stock, par value $0.001 per share (“Common Stock”), issued and outstanding.  Of these, 4,350,000 shares were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates on June 30, 2018 was $435,000, based on the price of $0.01 per share for the registrant’s Common Stock which was the price at which shares of the registrant’s Common Stock were sold in a public offering that closed on October 7, 2016.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

None.

Rule 10B-18 Transactions

During the year ended December 31, 2018, there were no repurchases of the Company’s common stock by the Company.

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

We do not have any subsidiaries.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Our results of operations for the years ended December 31, 2018 and December 31, 2017 are summarized below:

	For the year ended December 31, 2018	For the year ended December 31, 2017

Revenue	$-	$-
Operating expenses	$(875)	$(65,979)
Net loss	$(875)	$(65,979)

Revenues and Other Income

During the years ended December 31, 2018 and 2017, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $875 in the year ended December 31, 2018, compared to $65,979 for the year ended December 31, 2017, which consisted entirely of general and administrative expenses (including professional fees). This decrease is due to the decrease in both general and administrative expenses, and professional fee expenses.

Net Losses

As a result of the foregoing, we incurred a net loss of $875 for the year ended December 31, 2018, compared to a net loss of $65,979 for the corresponding period ended December 31, 2017. This decrease in net losses is due to the decrease in both general and administrative expenses, and professional fee expenses

Liquidity and Capital Resources

As of the date of this report, we had yet to generate any revenues from our business operations.

As of December 31, 2018, we had cash of $21,500, we had liabilities of $39,113, and our working capital deficit was $17,613. We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have not yet generated any revenue and have incurred losses to date of $92,218. In addition, our current liabilities exceed our current assets by $17,613. To date we have funded our operations through the sale of common stock. We intend on financing our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Recent Accounting Pronouncements

For a description of our recent accounting pronouncements, see “Note 2 – Summary of Significant Accounting Policies” of this Annual Report on Form 10-K.

Critical Accounting Policies

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MED SPA VACATIONS, INC.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2018 AND 2017

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Med Spa Vacations, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Med Spa Vacations, Inc. (the "Company") as of December 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

April 22, 2019

MED SPA VACATIONS INC.

BALANCE SHEETS

	December 31,	December 31,
	2018	2017

ASSETS
Current Assets:
Cash and cash equivalents	$21,500	$25,000
Total Current Assets	21,500	25,000

TOTAL ASSETS	$21,500	$25,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$1,213	$3,838
Due to related party	37,900	37,900
Total Current Liabilities	39,113	41,738

Total Liabilities	39,113	41,738

Stockholders' Deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,350,000 shares issued and outstanding at December 31, 2018 and 2017, respectively	14,350	14,350
Additional paid-in capital	60,255	60,255
Accumulated deficit	(92,218)	(91,343)
Total Stockholders' Deficit	(17,613)	(16,738)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,500	$25,000

The accompanying notes are an integral part of these financial statements.

MED SPA VACATIONS INC.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2018	2017
Operating Expenses
General and administrative	$875	$11,718
Professional fees	-	54,261
Total Operating Expenses	875	65,979

Loss from operations	(875)	(65,979)

Provision for Income Taxes	-	-

Net Loss	$(875)	$(65,979)

Net loss per common share: Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: Basic and Diluted	14,350,000	14,350,000

The accompanying notes are an integral part of these financial statements.

MED SPA VACATIONS INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR YEARS ENDED DECEMBER 31, 2018 AND 2017

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2016	-	$-	14,350,000	$14,350	$49,150	$(25,364)	$38,136

Debt forgiveness by related party	-	-	-	-	11,105	-	11,105
Net loss	-	-	-	-	-	(65,979)	(65,979)
Balance, December 31, 2017	-	-	14,350,000	14,350	60,255	(91,343)	(16,738)

Net loss	-	-	-	-	-	(875)	(875)
Balance, December 31, 2018	-	$-	14,350,000	$14,350	$60,255	$(92,218)	$(17,613)

The accompanying notes are an integral part of these financial statement.

MED SPA VACATIONS INC.

STATEMENTS OF CASH FLOW

	Year Ended
	December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(875)	$(65,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(2,625)	(2,915)
Restricted cash receivable	-	92
Net cash used in operating activities	(3,500)	(68,802)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	-	49,005
Net cash provided by Financing Activities	-	49,005

Net change in cash for period	(3,500)	(19,797)
Cash at beginning of period	25,000	44,797
Cash at end of period	$21,500	$25,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt forgiveness by former officer	$-	$11,105

The accompanying notes are an integral part of these financial state.

MED SPA VACATIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

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

Going concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2018, the Company has reoccurring losses from operations, an accumulated deficit of $92,218 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $21,500 and $25,000 in cash and cash equivalents as of December 31, 2018 and 2017, respectively.

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

There were no share-based expenses for the year ended December 31, 2018 and 2017.

Revenue Recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

We currently do not have operations, and its management seeks to acquire cash generating businesses.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As at December 31, 2018 and 2017, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Earnings (Loss) per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share,” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. During the year ended December 31, 2018 and 2017, the Company had no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

Recently Issued Accounting Pronouncements

In October 2018, FASB issued ASU No. 2018-17, Consolidation - Targeted Improvements to Related Party Guidance for Variable Interest Entities (Topic 810). ASU No. 2018-17 guidance eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. Instead, the reporting entity will consider such indirect interests on a proportionate basis. This pronouncement is effective for public entities for fiscal years ending after December 15, 2019, with early adoption permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

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

During the year ended December 31, 2018 and 2017, there were no share issuances of common stock.

The Company has no stock option plans, warrants or other dilutive securities.

As of December 31, 2018 and 2017, there are 14,350,000 shares of common stock issued and outstanding.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2018 and 2017 are as follows:

	December 31	December 31
	2018	2017
Net operating loss carryforward	$(92,218)	$(91,343)
Effective Tax rate	21%	21%
Deferred Tax Asset	(19,366)	(19,182)
Less: Valuation Allowance	19,366	19,182
Net Deferred Asset	$-	$-

At December 31, 2018, the Company had $92,218 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire 2036. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards are subject to annual limitations following greater than 50% ownership changes.

The Company’s tax returns are subject to examination by tax authorities for the years ended December 31, 2015 to December 31, 2018.

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

As of December 31, 2018 and 2017, the Company had due to related party of $37,900.

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

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Chao Ma, President, Secretary and Treasurer (Principal Executive Officer and Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Chao Ma, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective.

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

As of December 31, 2018, our management, consisting of Chao Ma, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Chao Ma, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) in connection with the review of our consolidated financial statements as of December 31, 2018.

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

c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2018, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

14

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

ITEM 11. EXECUTIVE COMPENSATION

The following table shows for the period ended December 31, 2018 and 2017, the compensation awarded (earned) or paid by the Company to its named executive officers or acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

Our sole executive officer has not received any compensation, and is not accruing any compensation pursuant to any agreement with us.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Chao Ma	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Treasurer and Secretary (1)	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Blaine Redfern President, CEO, CFO,	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Treasurer and Director (2)	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

_____________

(1)	On May 22, 2017, Mr. Chao Ma was appointed to the board of the directors, effective as of August 22, 2017. Mr. Ma was also appointed as the President, Treasurer and Secretary of the Company.
(2)

On August 22, 2017, Blaine Redfern submitted his resignation letter, in which he resigned from all offices of the Company that they held, effective as of the closing of the stock purchase transactions on August 22, 2017.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year ended December 31, 2018	Year ended December 31, 2017

Audit fees (1):
BF Borgers CPA PC	$8,000	$6,000
MaloneBailey, LLP	-	6,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$8,000	$12,000

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

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2018 and 2017.

Tax Fees

For the Company’s fiscal years ended December 31, 2018 and 2017, we were billed $0 and $0, respectively, for professional services rendered for tax return preparation.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2018 and 2017.

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

_____________

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

