Form 10-Q
period 2019-03-31
MED SPA VACATIONS INC.
filed 2019-05-15
CIK 1671077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2019, there were 14,350,000 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

MED SPA VACATIONS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2019

(UNAUDITED)

3

MED SPA VACATIONS INC.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$21,500	$21,500
Total Current Assets	21,500	21,500

TOTAL ASSETS	$21,500	$21,500

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$32,823	$1,213
Due to related party	37,900	37,900
Total Current Liabilities	70,723	39,113

Total Liabilities	70,723	39,113

Stockholders' Deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,350,000 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	14,350	14,350
Additional paid-in capital	60,255	60,255
Accumulated deficit	(123,828)	(92,218)
Total Stockholders' Deficit	(49,223)	(17,613)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,500	$21,500

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-1

MED SPA VACATIONS INC.

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues	$-	$-

Operating Expenses
Professional fees	31,610	-
Total Operating Expenses	31,610	-

Net Loss	$(31,610)	$-

Net loss per common share: Basic and Diluted	$(0.00)	$-

Weighted average number of common shares outstanding: Basic and Diluted	14,350,000	14,350,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-2

MED SPA VACATIONS INC.

Statements of Stockholders’ Deficit

For Three Months Ended March 31, 2019 and 2018

(Unaudited)

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2017	14,350,000	$14,350	$60,255	$(91,343)	$(16,738)

Net loss	-	-	-	-	-
Balance - March 31, 2018	14,350,000	$14,350	$60,255	$(91,343)	$(16,738)

Balance - December 31, 2018	14,350,000	$14,350	$60,255	$(92,218)	$(17,613)

Net loss	-	-	-	(31,610)	(31,610)
Balance - March 31, 2019	14,350,000	$14,350	$60,255	$(123,828)	$(49,223)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-3

MED SPA VACATIONS INC.

Statements of Cash Flow

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,610)	$-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	31,610	(3,500)
Net cash used in operating activities	-	(3,500)

Net change in cash for period	-	(3,500)
Cash at beginning of period	21,500	25,000
Cash at end of period	$21,500	$21,500

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-4

MED SPA VACATIONS INC.

Notes to the Unaudited Financial Statements

March 31, 2019

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

Going concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2018, the Company has reoccurring losses from operations, an accumulated deficit of $123,828 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2019.

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

F-5

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the period ended March 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 22, 2019.

Recently Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. The adoption of ASC 842, did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s unaudited interim financial statements

NOTE 3 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure

F-6

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

We do not have any subsidiaries.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Our results of operations for the three months ended March 31, 2019 and 2018 are summarized below:

	Three Months Ended March 31,
	2019	2018
Revenue	$-	$-
Operating expenses	31,610	-
Net loss	$(31,610)	$-

Revenues and Other Income

During the three months ended March 31, 2019 and 2018, we did not realize any revenues from operations.

Expenses

Operating expenses, consisted entirely of professional fees of $31,610 in the three-month period ended March 31, 2019, compared to $0 in the three-month period ended March 31, 2018. This increase in expenses is a result of an increase in professional fees associated with the preparation of our previously delinquent periodic reports with the Securities and Exchange Commission.

Net Losses

As a result of the foregoing, we incurred a net loss of $31,610, for the three months ended March 31, 2019, compared to a net loss of $0 for the corresponding period ended March 31, 2018.

Liquidity and Capital Resources

	March 31, 2019	December 31, 2018	Change
Cash	$21,500	$21,500	$-
Total Assets	$21,500	$21,500	$-
Total Liabilities	$70,723	$39,113	$31,610
Stockholders' Deficit	$(49,223)	$(17,613)	$(31,610)
Working Capital	$(49,223)	$(17,613)	$(31,610)

As of the date of this report, we had yet to generate any revenues from our business operations.

As of March 31, 2019, we had cash of $21,500, we had liabilities of $70,723, and our working capital deficit was $49,223. We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have not yet generated any revenue and have incurred losses to date of $31,610. In addition, our current liabilities exceed our current assets by $49,223. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted on the effectiveness of our internal control over financial reporting as of March 31, 2019, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered securities during the three-month period ended March 31, 2019, or subsequent period through the date hereof.

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

_______

*filed herewith

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MED SPA VACATIONS INC.

Dated: May 15, 2019	By:	/s/ Chao Ma
	Name:	Chao Ma
	Title:	President, Treasurer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

