Form 10-Q
period 2019-06-30
MED SPA VACATIONS INC.
filed 2019-08-14
CIK 1671077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

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

23-25 Mangrove Lane Taren Point, NSW 2229, Australia
(Address of principal executive offices)

+61-1300-488-866
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

As of August 14, 2019, there were 14,350,000 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

MED SPA VACATIONS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

 MED SPA VACATIONS INC.

INDEX TO UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2019

3

MED SPA VACATIONS INC.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$-	$21,500
Total Current Assets	-	21,500

TOTAL ASSETS	$-	$21,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$875	$1,213
Due to related party	-	37,900
Total Current Liabilities	875	39,113

Total Liabilities	875	39,113

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,350,000 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	14,350	14,350
Additional paid-in capital	272,445	60,255
Accumulated deficit	(287,670)	(92,218)
Total Stockholders’ Deficit	(875)	(17,613)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$21,500

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MED SPA VACATIONS INC.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-

Operating Expenses
Professional fees	163,842	-	195,452	-
Total Operating Expenses	163,842	-	195,452	-

Loss from operations	(163,842)	-	(195,452)	-

Provision for Income Taxes	-	-	-	-
Net Loss	$(163,842)	$-	$(195,452)	$-

Net loss per common share: Basic and Diluted	$(0.01)	$-	$(0.01)	$-

Weighted average number of common shares outstanding: Basic and Diluted	14,350,000	14,350,000	14,350,000	14,350,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MED SPA VACATIONS INC.

Statements of Stockholders’ Deficit

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2018	14,350,000	$14,350	$60,255	$(92,218)	$(17,613)

Net loss	-	-	-	(31,610)	(31,610)
Balance - March 31, 2019	14,350,000	14,350	60,255	(123,828)	(49,223)

Debt forgiveness by former shareholder	-	-	212,190	-	212,190
Net loss	-	-	-	(163,842)	(163,842)
Balance - June 30, 2019	14,350,000	$14,350	$272,445	$(287,670)	$(875)

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2017	14,350,000	$14,350	$60,255	$(91,343)	$(16,738)

Net loss	-	-	-	-	-
Balance - March 31, 2018	14,350,000	14,350	60,255	(91,343)	(16,738)

Net loss	-	-	-	-	-
Balance - June 30, 2018	14,350,000	$14,350	$60,255	$(91,343)	$(16,738)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MED SPA VACATIONS INC.

Statements of Cash Flow

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(195,452)	$-
Changes in operating assets and liabilities:
Expenses paid by related party	174,290	-
Accounts payable and accrued liabilities	(338)	(3,500)
Net cash used in operating activities	(21,500)	(3,500)

Net change in cash for period	(21,500)	(3,500)
Cash at beginning of period	21,500	25,000
Cash at end of period	$-	$21,500

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Related party debt forgiven recorded as additional paid in capital	$212,190	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MED SPA VACATIONS INC.

Notes to the Unaudited Financial Statements

June 30, 2019

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

We were incorporated in the State of Nevada on October 5, 2015. Our office address is 23-25 Mangrove Lane Taren Point, NSW 2229, Australia.

Description of Business

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

Changes in Control of Registrant

On June 20, 2019, Chao Ma, the controlling stockholder of Med Spa Vacations, Inc., a Nevada corporation (the “Company”), closed stock purchase and sale transactions pursuant to which he sold an aggregate of 10,000,000 restricted shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”), to certain purchasers (the “Purchasers”) at a purchase price of $0.035 per share, or an aggregate purchase price of $350,000. One of the Purchasers, Kynson Health Limited, a BVI entity (the “Majority Purchaser”), purchased 9,985,329 of the Shares (the “Majority Shares”) for an aggregate purchase price of approximately $349,486 (the “Change of Control Transaction”). Kynson Health Limited is owned 100% by OuYang XingYing, who was appointed as the Company’s sole officer and director upon the closing of the Change of Control Transaction. The Majority Purchaser used working capital to acquire the Majority Shares. The Majority Shares purchased by the Majority Purchaser represented approximately 69.6% of the Company’s issued and outstanding shares of Common Stock as of the date of the closing of the Change of Control Transaction. Therefore, the Change of Control Transaction resulted in a change in control of the Company.

In connection with the closing of the Change of Control Transaction, Chao Ma, the Company’s President, Treasurer and Secretary, and the sole member of the Company’s board of directors, resigned from all positions he held with the Company, effective as of June 20, 2019. On June 20, 2019, OuYang XingYing was appointed as the Company’s President, Treasurer and Secretary, and as the sole member of the Company’s board of the directors, effective immediately upon the resignations by Chao Ma. In connection with her officer appointments, Ms. Yang was designated as the “Principal Executive Officer” and “Principal Financial and Accounting Officer” of the Company for SEC reporting purposes.

Going concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2019, the Company has reoccurring losses from operations, an accumulated deficit of $287,670 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2019.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the period ended June 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 22, 2019.

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

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s unaudited interim financial statements

NOTE 3 – RELATED PARTY TRANSACTIONS

During the period ended June 30, 2019, the Company’s former sole Director and Officer paid an amount of $174,290 by paying for expenses on behalf of the Company.

According to change of control and stock purchase agreement (described in Note 1), the former Director and Officer of the Company, canceled and forgave his loan in amount of $212,190 immediately. As a result, the Company recorded $212,190 as additional paid in capital.

As of June 30, 2019 and December 31, 2018, there was $0 and $37,900 due to related party, respectively.

NOTE 4 - SUBSEQUENT EVENTS

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

On June 20, 2019, Chao Ma, the controlling stockholder of the Company, closed stock purchase and sale transactions pursuant to which he sold an aggregate of 10,000,000 restricted shares of the Company’s common stock, $0.001 par value per share , to certain purchasers at a purchase price of $0.035 per share, or an aggregate purchase price of $350,000. One of the Purchasers, Kynson Health Limited, a BVI entity (the “Majority Purchaser”), purchased 9,985,329 of the Shares (the “Majority Shares”) for an aggregate purchase price of approximately $349,486 (the “Change of Control Transaction”). Kynson Health Limited is owned 100% by OuYang XingYing, who was appointed as the Company’s sole officer and director upon the closing of the Change of Control Transaction. The Majority Purchaser used working capital to acquire the Majority Shares. The Majority Shares purchased by the Majority Purchaser represented approximately 69.6% of the Company’s issued and outstanding shares of common stock as of the date of the closing of the Change of Control Transaction. Therefore, the Change of Control Transaction resulted in a change in control of the Company.

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

We do not have any subsidiaries.

Results of Operations

Three-Month Period Ended June 30, 2019 Compared to Three-Month Period Ended June 30, 2018

Revenues and Other Income

During the three-month periods ended June 30, 2019 and 2018, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $163,842 in the three-month period ended June 30, 2019, compared to $0 in the three-month period ended June 30, 2018. This increase is a result of legal and consulting fees of $151,500 in relation to stock purchase and sale transactions, and audit, accounting and tax fees of $12,342.

Net Losses

As a result of the foregoing, we incurred a net loss of $163,842 for the three months ended June 30, 2019, compared to a net loss of $0 for the corresponding period ended June 30, 2018. This increase in net loss is a result of our operating expenses for the three months ended June 30, 2019.

Six-Month Period Ended June 30, 2019 Compared to Six-Month Period Ended June 30, 2018

Revenues and Other Income

During the six-month periods ended June 30, 2019 and 2018, we did not realize any revenues from operations.

Expenses

Operating expenses totaled $195,452 in the six-month period ended June 30, 2019, compared to $0 in the six-month period ended June 30, 2018. This increase is the result of legal and consulting fees of $151,500 in relation to stock purchase and sale transactions and audit, accounting, tax and other miscellaneous professional fees of $43,952, for getting current on our SEC filing requirements.

Net Losses

As a result of the foregoing, we incurred a net loss of $195,452 for the six-months ended June 30, 2019, compared to a net loss of $0 for the corresponding period ended June 30, 2018. This increase in net losses is a result of our operating expenses for the six months ended June 30, 2019.

Liquidity and Capital Resources

As of the date of this report, we had yet to generate any revenues from our business operations.

As of June 30, 2019, we had cash of $0, we had liabilities of $875, and our working capital deficit was $875. We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have not yet generated any revenue and have incurred losses to date of $287,670. In addition, our current liabilities exceed our current assets by $875. To date we have funded our operations through the sale of common stock. We intend on financing our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Recent Accounting Pronouncements

For a description of our recently issued accounting pronouncements, see “Note 2 – Summary of Recently Issued Accounting Pronouncements” of this Quarterly Report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

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

b)	Management’s Report on Internal Control over Financial Reporting

Our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal controls were not effective as of June 30, 2019 for the material weaknesses describe as follows: (i) lack of an independent board of directors, (ii) our accounting personnel lack U.S. GAAP expertise and (iii) lack of segregated duties.

c)	Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted on the effectiveness of our internal control over financial reporting as of June 30, 2019, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered securities during the three-month period ended June 30, 2019, or subsequent period through the date hereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

In connection with the closing of the Change of Control Transaction, Chao Ma, the Company’s President, Treasurer and Secretary, and the sole member of the Company’s board of directors, resigned from all positions he held with the Company, effective as of June 20, 2019. Chao Ma’s resignations were not the result of any known disagreement with the Company on any matter relating to the Company’s operations, policies or practices. In connection with Mr. Ma’s resignations, he relinquished his roles as the Company’s “Principal Executive Officer” and “Principal Financial and Accounting Officer” for Securities and Exchange Commission (“SEC”) reporting purposes.

On June 20, 2019, OuYang XingYing was appointed as the Company’s President, Treasurer and Secretary, and as the sole member of the Company’s board of the directors, effective immediately upon the resignations by Chao Ma. In connection with her officer appointments, Ms. Yang was designated as the “Principal Executive Officer” and “Principal Financial and Accounting Officer” of the Company for SEC reporting purposes. At this time, the Company and Ms. Yang have not entered into any arrangement regarding the payment of compensation for her services as an officer or director of the Company.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.	Description

10.1

Form of Restricted Stock Purchase Agreement, dated as of August 22, 2017, filed by the Company on Current Report Form 8-K, filed with the Securities Exchange Commission on August 29, 2017, and incorporated herein by reference.

10.2 *	Form of Restricted Stock Purchase Agreement, dated June 20, 2019.

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

MED SPA VACATIONS INC.

Dated: August 14, 2019	By:	/s/ OuYang XingYing
	Name:	OuYang XingYing
	Title:	President, Treasurer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

