Form 10-Q
period 2019-09-30
MED SPA VACATIONS INC.
filed 2020-06-08
CIK 1671077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-210922

MED SPA VACATIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	475268172
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23-25 Mangrove Lane, Taren Point, NSW, Australia	2229
(Address of principal executive offices)	(Zip Code)

+61-1300-488-866
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ Yes ☐ No

As of June 8, 2020, there were 14,350,000 shares of the registrant’s common stock, par value $0.001 per share, issue and outstanding.

MED SPA VACATIONS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 MED SPA VACATIONS INC.

INDEX TO UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2019

MED SPA VACATIONS INC.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$-	$21,500
Total Current Assets	-	21,500

TOTAL ASSETS	$-	$21,500

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$875	$1,213
Due to related party	18,561	37,900
Total Current Liabilities	19,436	39,113

Total Liabilities	19,436	39,113

Stockholders' Deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,350,000 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	14,350	14,350
Additional paid-in capital	272,445	60,255
Accumulated deficit	(306,231)	(92,218)
Total Stockholders' Deficit	(19,436)	(17,613)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$21,500

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MED SPA VACATIONS INC.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Operating Expenses
Professional fees	18,561	-	214,013	-
Total Operating Expenses	18,561	-	214,013	-

Loss from operations	(18,561)	-	(214,013)	-

Provision for Income Taxes	-	-	-	-
Net Loss	$(18,561)	$-	$(214,013)	$-

Net loss per common share: Basic and Diluted	$(0.00)	$-	$(0.01)	$-

Weighted average number of common shares outstanding: Basic and Diluted	14,350,000	14,350,000	14,350,000	14,350,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MED SPA VACATIONS INC.

Statements of Stockholders’ Deficit

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2018	14,350,000	$14,350	$60,255	$(92,218)	$(17,613)

Net loss	-	-	-	(31,610)	(31,610)
Balance - March 31, 2019	14,350,000	14,350	60,255	(123,828)	(49,223)

Debt forgiveness by former shareholder	-	-	212,190	-	212,190
Net loss	-	-	-	(163,842)	(163,842)
Balance - June 30, 2019	14,350,000	14,350	272,445	(287,670)	(875)

Net loss	-	-	-	(18,561)	(18,561)
Balance – September 30, 2019	14,350,000	$14,350	$272,445	$(306,231)	$(19,436)

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2017	14,350,000	$14,350	$60,255	$(91,343)	$(16,738)

Net loss	-	-	-	-	-
Balance - March 31, 2018	14,350,000	14,350	60,255	(91,343)	(16,738)

Net loss	-	-	-	-	-
Balance - June 30, 2018	14,350,000	14,350	60,255	(91,343)	(16,738)

Net loss	-	-	-	-	-
Balance - September 30, 2018	14,350,000	$14,350	$60,255	$(91,343)	$(16,738)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MED SPA VACATIONS INC.

Statements of Cash Flow

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(214,013)	$-
Changes in operating assets and liabilities:
Expenses paid by related party	192,851	-
Accounts payable and accrued liabilities	(338)	(3,500)
Net cash used in operating activities	(21,500)	(3,500)

Net change in cash for period	(21,500)	(3,500)
Cash at beginning of period	21,500	25,000
Cash at end of period	$-	$21,500

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Related party debt forgiven recorded as additional paid in capital	$212,190	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MED SPA VACATIONS INC.

Notes to the Unaudited Financial Statements

September 30, 2019

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

Going concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2019, the Company has reoccurring losses from operations, an accumulated deficit of $306,231 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2019.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the period ended September 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 22, 2019.

Recently Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. The adoption of ASC 842 did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s unaudited interim financial statements

NOTE 3 – RELATED PARTY TRANSACTIONS

During the period ended September 30, 2019, the Company’s former sole Director and Officer paid an amount of $174,290 by paying for expenses on behalf of the Company.

According to change of control and stock purchase agreement (described in Note 1), the former sole Director and Officer of the Company, canceled and forgave his loan in amount of $212,190. As a result, the Company recorded $212,190 as additional paid in capital.

During the period ended September 30, 2019, the Company’s sole Director and Officer paid an amount of $18,561 by paying for expenses on behalf of the Company.

As of September 30, 2019, and December 31, 2018, there was $18,561 and $37,900 due to related party, respectively.

NOTE 4 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

On June 20, 2019, Chao Ma, the controlling stockholder of the Company, closed stock purchase and sale transactions pursuant to which he sold an aggregate of 10,000,000 restricted shares of the Company’s common stock, $0.001 par value per share, to certain purchasers at a purchase price of $0.035 per share, or an aggregate purchase price of $350,000. One of the Purchasers, Kynson Health Limited, a BVI entity (the “Majority Purchaser”), purchased 9,985,329 of the Shares (the “Majority Shares”) for an aggregate purchase price of approximately $349,486 (the “Change of Control Transaction”). Kynson Health Limited is owned 100% by OuYang XingYing, who was appointed as the Company’s sole officer and director upon the closing of the Change of Control Transaction. The Majority Purchaser used working capital to acquire the Majority Shares. The Majority Shares purchased by the Majority Purchaser represented approximately 69.6% of the Company’s issued and outstanding shares of common stock as of the date of the closing of the Change of Control Transaction. Therefore, the Change of Control Transaction resulted in a change in control of the Company.

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

We do not have any subsidiaries.

Results of Operations

Three-Month Periods Ended September 30, 2019 Compared to Three-Month Period Ended September 30, 2018

Our results of operations for the three-month periods ended September 30, 2019 and 2018 are summarized below:

	Three Months Ended
	September 30,
	2019	2018
Revenue	$-	$-
Operating expenses	18,561	-
Net loss	$(18,561)	$-

Revenues and Other Income

During the three-month periods ended September 30, 2019 and 2018, we did not realize any revenues from operations.

Operating Expenses

Operating expenses, consisted entirely of professional fees of $18,561 in the three-month period ended September 30, 2019, compared to $0 in the three-month period ended September 30, 2018. This increase in expenses was primarily attributed to professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”).

Nine-Month Period Ended September 30, 2019 Compared to Nine-Month Ended September 30, 2018

Our results of operations for the nine-month periods ended September 30, 2019 and 2018 are summarized below:

	Nine Months Ended
	September 30,
	2019	2018
Revenue	$-	$-
Operating expenses	$214,013	$-
Net loss	$(214,013)	$-

Revenues and Other Income

During the nine-month periods ended September 30, 2019 and 2018, we did not realize any revenues from operations.

Operating Expenses

Operating expenses totaled $214,013 in the nine-month period ended September 30, 2019, compared to $0 in the nine-month period ended September 30, 2018. This increase is primarily the result of legal and consulting fees of $162,932 in relation to stock purchase and sale transactions, and audit, accounting, tax and other miscellaneous professional fees of $51,081 associated with becoming current on our SEC filings.

Net Losses

As a result of the foregoing, we incurred a net loss of $214,013, for the nine-months ended September 30, 2019, compared to a net loss of $0 for the corresponding period ended September 30, 2018.

Liquidity and Capital Resources

	September 30, 2019	December 31, 2018	Change
Cash and cash equivalents	$-	$21,500	$(21,500)
Total Assets	$-	$21,500	$(21,500)
Total Liabilities	$19,436	$39,113	$(19,677)
Stockholders' Equity	$(19,436)	$(17,613)	$(1,823)
Working Capital	$(19,436)	$(17,613)	$(1,823)

As of the date of this report, we had yet to generate any revenues from our business operations.

As of September 30, 2019, we had current assets of $0, we had liabilities of $19,436, and our working capital deficit was $19,436. We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have not yet generated any revenue and have incurred losses to date of $214,013. In addition, our current liabilities exceed our current assets by $19,436. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Cash Flows

	Nine Months Ended
	September 30,
	2019	2018
Cash used in operating activities	$(21,500)	$(3,500)
Cash provided by Investing Activities	$-	$-
Cash provided by financing activities	$-	$-
Net Change In Cash	$(21,500)	$(3,500)

Operating Activities

For the nine months ended September 30, 2019, net cash used in operating activities was $21,500, related to our net loss of $214,013, reduced by an increase in expenses paid by related party of $192,851 and increased by decrease in accounts payable and accrued liabilities of $338.

During the nine months ended September 30, 2019 and September 30, 2018, the Company’s sole Director and Officer paid $192,851 and $0, respectively, on behalf of the Company for business operation purpose.

Investing Activities

The Company did not use any funds for investing activities during the nine months ended September 30, 2019 and September 30, 2018.

Financing Activities

The Company did not use any funds for financing activities during the nine months ended September 30, 2019 and September 30, 2018.

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

b) Management’s Report on Internal Control over Financial Reporting

Our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal controls were not effective as of September 30, 2019 for the material weaknesses describe as follows: (i) lack of an independent board of directors, (ii) our accounting personnel lack U.S. GAAP expertise and (iii) lack of segregated duties.

c) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted on the effectiveness of our internal control over financial reporting as of September 30, 2019, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered securities during the three-month period ended September 30, 2019, or subsequent period through the date hereof.

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

___________

*filed herewith

9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MED SPA VACATIONS INC.
(Registrant)

Dated: June 8, 2020	/s/ Ou Yang Xing Ying
Ou Yang Xing Ying
President, Treasurer and Secretary
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

