Form 10-K
period 2019-12-31
MED SPA VACATIONS INC.
filed 2021-01-05
CIK 1671077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

(Note: The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934; the registrant has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections.)

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

As of June 30, 2019 the last business day of the registrant’s most recently completed second fiscal quarter, 4,364,671 shares of the registrant’s common stock, par value $0.001 per share (“Common Stock”), were held by non-affiliates of the registrant. No market value has been computed based upon the fact that no active trading market has been established.

As of January 5, 2021, there were 14,350,000 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include, among others, those statements including the words “believes,” “anticipates,” “expects,” “intends,” “estimates,” “plans” and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	our status as a company in its early stages of development;

•	our selection of a prospective target business or asset;

•	our issuance of our capital shares or incurrence of debt to complete a business combination;

•	our ability to have our securities quoted on the OTC Markets or listed on a national exchange following our business combination;

•	our ability to consummate an attractive business combination due to our limited resources and the significant competition for business combination opportunities;

•	conflicts of interest of our officers and directors;

•	potential current or future affiliations of our officers and directors with competing businesses;

•	our ability to obtain additional financing if necessary;

•	the control by our existing stockholders of a substantial interest in us;

•	our dependence on our key personnel;

•	our dependence on a single company after our business combination;

•	business and market outlook;

•	our and our customers’ business strategies following the consummation of a business combination;

•	obtaining permits and other regulatory risks following the consummation of a business combination;

•	foreign currency fluctuations and overall political risk in foreign jurisdictions following the consummation of a business combination;

•	operating and capital expenditures by us following the consummation of a business combination;

•	our competitive position following the consummation of a business combination;

•	outcomes of legal proceedings following the consummation of a business combination;

•	expected results of operations and/or financial position following the consummation of a business combination;

•	future effective tax rates; and

•	compliance with applicable laws.

These risks and others described under “Risk Factors” are not exhaustive.

Given these uncertainties, readers of this Annual Report on Form 10-K (“Annual Report”) and investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments. All references in this Annual Report to the “Company,” “Med Spa,” “we,” “us,” or “our,” are to Med Spa Vacations Inc.

PART I

ITEM 1. BUSINESS

General

We were incorporated in the State of Nevada on October 5, 2015.

On August 22, 2017, each of Blaine Redfern and Morgan Powell, who were the controlling stockholders of the Company at that time, entered into and closed stock purchase and sale transactions pursuant to which they each sold 5,000,000 restricted shares of the common stock, $0.001 par value per share (the “Common Stock”), of the Company, or, in the aggregate, 10,000,000 shares of the Common Stock being all of the outstanding restricted Common Stock of the Company, to Mr. Chao Ma. These transactions were completed at a price per share of $0.030320, for an aggregate amount of $303,200, pursuant to the terms of a securities purchase agreement.

In connection with the closing of the stock purchase transactions discussed above, on August 22, 2017, Mr. Redfern and Mr. Powell submitted their resignation letters, pursuant to which they each resigned from all positions they held as directors and officers of the Company, effective as of the closing of the stock purchase transactions. Effective as of August 22, 2017, upon resignation of Mr. Redfern and Mr. Powell, Mr. Ma was appointed to the board of the directors (the “Board”). Mr. Ma was also appointed as the President, Treasurer and Secretary of the Company.

On June 20, 2019, Mr. Ma, closed stock purchase and sale transactions pursuant to which he sold an aggregate of 10,000,000 restricted shares of the Company’s Common Stock, to certain purchasers at a purchase price of $0.035 per share, or an aggregate purchase price of $350,000. In connection with the closing of the stock purchase transactions, Mr, Ma resigned from all of the positions he held with the Company, effective as of the closing of the stock purchase transactions. One of the purchasers of restricted shares, Kynson Health Limited, a BVI entity, purchased 9,985,329 restricted shares for an aggregate purchase price of approximately $349,486. Kynson Health Limited is owned 100% by OuYang XingYing, who was appointed as the Company’s President, Secretary and Treasurer and director on June 20, 2019, upon the closing of the stock purchase and sale transactions and resignation of Mr. Ma.

The Company is a shell company, as that term is defined in Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”). Initially, the Company planned to develop a business that specialized in marketing health and wellness vacations to both individuals and corporate groups looking to revitalize and develop a fuller day-to-day life. Because we were not able to raise sufficient capital to execute our original business plan, the Company ceased that line of business and is now seeking a business combination with a private entity whose business would present an opportunity for its shareholders.

Our objectives discussed below are extremely general and are not intended to restrict discretion of our Board of to search for and enter into potential business opportunities or to reject any such opportunities.

We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, we may acquire or combine with a venture that is in its preliminary or early stages of development, one that is already in operation, or one that is in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

We believe that there are numerous companies seeking the perceived benefits of a publicly registered corporation. These benefits are commonly thought to include the following:

•	the ability to use registered securities to acquire assets or businesses;
•	increased visibility in the marketplace;
•	greater ease of borrowing from financial institutions;
•	improved stock trading efficiency
•	greater shareholder liquidity;
•	greater ease in subsequently raising capital;
•	ability to compensate key employees through stock options and other equity awards;
•	enhanced corporate image; and
•	a presence in the United States capital markets.

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

Employees

We presently have no employees apart from Ms. OuYang XingYing, our sole officer and director. Ms. Yang is engaged in outside business activities and anticipates that she will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

We intend to hire additional management and other support personnel when we have reached a point in our proposed growth that would allow for such employment. In the interim, we will rely upon consultants to assist us in identifying and investigating acquisition opportunities.

Reports to Security Holders

We file annual, quarterly and current reports and other information with the SEC. You may read and copy any reports, statement or other information that we file with the Securities and Exchange Commission (“SEC”) at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (202) 551-8090 for further information on the public reference room. These SEC filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS

AS A SMALLER REPORTING COMPANY, WE ARE NOT REQUIRED TO PROVIDE A STATEMENT OF RISK FACTORS. NONETHELESS, WE ARE VOLUNTARILY PROVIDING RISK FACTORS HEREIN. THIS ANNUAL REPORT CONTAINS CERTAIN STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF OUR COMPANY. YOU ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT, INCLUDING THE MATTERS SET FORTH BELOW, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE DECIDING TO INVEST IN OUR COMPANY. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PROSPECTS FOR GROWTH WOULD LIKELY SUFFER. AS A RESULT, YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT IN OUR COMPANY.

We are a shell company and may never be able to effectuate our business plan.

We were incorporated in the State of Nevada on October 5, 2015, to develop a business that specializes in marketing health and wellness vacations to both individuals and corporate groups looking to revitalize and develop a fuller day-to-day life. We were not successful in our efforts and discontinued that line of business. Because the Company was not able to raise sufficient capital to execute our original business plan, the Company ceased that line of business and is now seeking a business combination with a private entity whose business would present an opportunity for its shareholders. We intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. As a shell company with limited resources we may not be able to successfully effectuate our business plan. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business. We require financing to acquire businesses and implement our business plan. We cannot assure you that we will be successful in obtaining financing or acquiring businesses, or in operating those acquired businesses in a profitable manner.

We expect losses in the future because we have no revenue.

As we have no current revenue, we are expecting losses over the next twelve (12) months because we do not yet have any revenues to offset the expenses associated with our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

If our business plans are not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

Since inception, we have had no revenue. At December 31, 2019, we had an accumulated deficit of $321,123. These factors raise substantial doubt about our ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

We do not have any agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that future funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to it, would be desirable. In the event we complete a business combination, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. We cannot assure you that we will identify a target company and consummate a business combination.

There is competition for those private companies suitable for a merger or combination transaction of the type contemplated by management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

We have not conducted market research to identify business opportunities, which may affect our ability to identify a business to merge with or acquire.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Management intends to devote only a limited amount of time to seeking a target company, which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, our sole officer and director anticipates devoting very limited time to our affairs in total. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

We are dependent on the services of our sole officer to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition opportunities. The loss of services of our sole officer could have a substantial adverse effect on us. The expansion of our business will be largely contingent on our ability to attract and retain highly qualified corporate and operations level management team. We cannot assure you that we will find suitable management personnel or will have financial resources to attract or retain such people if found.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited consolidated financial statements for the company acquired.

The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

We will need to raise additional capital to execute our business plan. If our operations do not produce the necessary cash flow, or if we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors.

We have a need for cash in order to pay obligations currently due in a timely manner, and to finance our business operations. Our continued operations will depend upon the sustainability of cash flow from our ability to raise additional funds, as required, through equity or debt financing. There is no assurance that we will be able to obtain additional funding when it is needed, or that such funding, if available, will be obtainable on terms acceptable to us. If we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors. In addition, should we incur significant presently unforeseen expenses or delays, we may not be able to accomplish our goals.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, as a result, current and potential shareholders could lose confidence in our financial reports, which could harm our business and the trading price of our Common Stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. We plan to comply with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our consolidated financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Markets, one of the national securities exchanges, and the inability of registered broker-dealers to make a market in our Common Stock, which would further reduce our stock price.

Our principal stockholder owns a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Kynson Health Limited beneficially owns 69.58% of our outstanding Common Stock. As a result, it has and will have the ability to control substantially all matters submitted to our stockholders for approval including: (a) election of our Board; (b) removal of any of our directors; (c) amendments of our Articles of Incorporation or bylaws; (d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us, or (e) other significant corporate transactions.

Our failure to adopt certain corporate governance procedures may prevent us from obtaining a listing on a national securities exchange.

Ms. OuYang XingYing is our sole officer and director. We have no directors that are “independent” as that term is defined in the rules of any national securities exchange. As a result, we do not have an audit, compensation or nominating and corporate governance committee. The functions of such committees would perform are performed by the Board as a whole. Consequently, there is a potential conflict of interest in Board decisions that may adversely affect our ability to become a listed security on a national securities exchange and as a result adversely affect the liquidity of our Common Stock.

Trading in our shares of Common Stock is limited, and will not improve unless we increase our sales, become profitable and secure more active market makers.

Our Common Stock is currently quoted on Pink tier of OTC Markets Group Inc., an over-the-counter quotation system, under the symbol “MDVP.” However, there is currently no trading market for our Common Stock and there is no assurance that a regular trading market will ever develop. The trading price of our securities could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities Such risks could have an adverse effect on the stock’s future liquidity.

We may, in the future, issue additional common shares and preferred shares, convertible into common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 125,000,000 shares of capital stock, consisting of 100,000,000 shares of Common Stock and 25,000,000 shares of preferred stock. The future issuance of Common Stock or shares of preferred stock convertible into Common Stock, may result in substantial dilution in the percentage of our Common Stock held by our then existing shareholders. We may value any Common Stock issued in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our Common Stock.

We do not have a class of our securities registered under Section 12 of the Exchange Act. Until we do, or we become subject to Section 15(d) of the Exchange Act, we will be a “voluntary filer.”

We are not currently required under Section 13 or Section 15(d) of the Exchange Act to file periodic reports with the SEC. We have in the past voluntarily elected to file some or all of these reports to ensure that sufficient information about us is publicly available to our stockholders and potential investors. Until we become subject to the reporting requirements under the Exchange Act, we are a “voluntary filer” and we are currently considered a non-reporting issuer under the Exchange Act. We will not be required to file reports under Section 13(a) or 15(d) of the Exchange Act until the earlier to occur of: (i) our registration of a class of securities under Section 12 of the Exchange Act, which would be required if we list a class of securities on a national securities exchange or if we meet the size requirements set forth in Section 12(g) of the Exchange Act, or which we may voluntarily elect to undertake at an earlier date; or (ii) the effectiveness of a registration statement under the Securities Act relating to our Common Stock. Until we become subject to the reporting requirements under either Section 13(a) or 15(d) of the Exchange Act, we are not subject to the SEC’s proxy rules, and large holders of our capital stock will not be subject to beneficial ownership reporting requirements under Sections 13 or 16 of the Exchange Act and their related rules. As a result, our stockholders and potential investors may not have available to them as much or as robust information as they may have if and when we become subject to those requirements. In addition, if we do not register under Section 12 of the Exchange Act, and remain a “voluntary filer”, we could cease filing annual, quarterly or current reports under the Exchange Act.

Our common shares are subject to the “penny stock” rules of the SEC, and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission (“SEC”) relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not intend to pay any cash dividends on our Common Stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. We cannot assure you that you will be able to sell shares when you desire to do so.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not currently own any property. Our principal office is located at 23-25 Mangrove Lane, Taren Point, NSW, Australia. Since our office space needs are limited at this time, we are currently operating out of the offices of our sole officer and director. This space usage is provided free of charge. We believe our current office space is sufficient for our current needs, and we will not seek independent office space until we identify a viable business opportunity.

ITEM 3. LEGAL PROCEEDINGS

We know of no active or pending legal proceedings against us, nor are we involved as a plaintiff in any proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is currently quoted on the Pink tier of OTC Markets under the symbol “MDVP.” However, there is currently no trading market for our Common Stock and there is no assurance that a regular trading market will ever develop.

Holders

As of the date of this report there were 65 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

None.

Rule 10B-18 Transactions

During the year ended December 31, 2019, there were no repurchases of the Company’s Common Stock by the Company.

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIS SECTION OF THE ANNUAL REPORT INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. FORWARD-LOOKING STATEMENTS ARE OFTEN IDENTIFIED BY WORDS LIKE: “BELIEVE,” “EXPECT,” “ESTIMATE,” “ANTICIPATE,” “INTEND,” “PROJECT” AND SIMILAR EXPRESSIONS, OR WORDS THAT, BY THEIR NATURE, REFER TO FUTURE EVENTS. YOU SHOULD NOT PLACE UNDUE CERTAINTY ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS PROSPECTUS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR OUR PREDICTIONS.

OUR CONSOLIDATED FINANCIAL STATEMENTS ARE STATED IN UNITED STATES DOLLARS (USD OR US$) AND ARE PREPARED IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. ALL REFERENCES TO “COMMON STOCK” REFER TO THE COMMON SHARES IN OUR CAPITAL STOCK.

Overview

We were incorporated in the State of Nevada on October 5, 2015 to develop a business that specializes in marketing health and wellness vacations to both individuals and corporate groups looking to revitalize and develop a fuller day-to-day life. We were not successful in our efforts and discontinued that line of business. Our office address is 23-25 Mangrove Lane, Taren Point, NSW, Australia.

Because we were not able to raise sufficient capital to execute our original business plan, we are seeking a business combination with a private entity whose business would present an opportunity for our shareholders.

Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or that any transactions will be consummated. We may seek investors to purchase our stock to provide us with working capital to fund our operations. Thereafter, we will seek to establish or acquire businesses or assets with additional funds raised either via the issuance of shares or debt. There can be no assurance that additional capital will be available to us at all or on acceptable terms. We may seek to raise the required capital by other means. We may have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds will have a severe negative impact on our ability to remain a viable company.

We do not expect to generate any revenues over the next 12 months, unless we are able to enter into a business combination with an operating company. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, and possible costs relating to consummating an acquisition or combination. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. We currently have no debt other than advances from a shareholder of ours. We estimate that, assuming we do not complete a business combination, the level of working capital needed for general and administrative costs for the next twelve months will be approximately $50,000. However, this estimate is subject to change, depending on the number of transactions in which we ultimately become involved.

We intend to contract out certain technical and administrative functions on an as-needed basis in order to conduct our operating activities. Our management team will select and hire these contractors and manage and evaluate their work performance.

We have no revenues and limited cash on hand. We have sustained losses since inception. We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

We do not have any subsidiaries.

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Our results of operations for the years ended December 31, 2019 and 2018 are summarized below:

	Years Ended
	December 31,
	2019	2018	Change
Revenue	$-	$-	$-
Operating expenses	$228,905	$875	228,030
Net loss	$(228,905)	$(875)	$228,030

Revenues and Other Income

During the years ended December 31, 2019 and 2018, we did not realize any revenues from operations.

Operating Expenses

Operating expenses, consisted entirely of professional fees of $228,905 in the year ended December 31, 2019, compared to $875 (general and administrative expenses) in the year ended December 31, 2018. This increase is primarily the result of legal and consulting fees of $151,500 in relation to stock purchase and sale transactions, and legal, audit, accounting, tax and other miscellaneous professional fees of $77,405 for maintaining reporting status with the Securities and Exchange Commission (“SEC”).

Net Losses

As a result of the foregoing, we incurred a net loss of $228,905, for the year ended December 31, 2019, compared to a net loss of $875 for the corresponding year ended December 31, 2018.

Liquidity and Capital Resources

	December 31,	December 31,
	2019	2018	Change
Cash	$8,842	$21,500	$(12,658)
Total Assets	$8,842	$21,500	$(12,658)
Total Liabilities	$43,170	$39,113	$4,057
Stockholders’ Equity	$(34,328)	$(17,613)	$(16,715)
Working Capital	$(34,328)	$(17,613)	$(16,715)

As of the date of this report, we had yet to generate any revenues from our business operations.

As of December 31, 2019, we had current assets of $8,842, we had liabilities of $43,170, and our working capital deficit was $34,328. We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have not yet generated any revenue and have incurred losses to date of $228,905. In addition, our current liabilities exceed our current assets by $34,328. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Cash Flows

	Years Ended
	December 31,
	2019	2018
Cash used in operating activities	$(12,658)	$(3,500)
Cash provided by Investing Activities	$-	$-
Cash provided by financing activities	$-	$-
Net Change in Cash	$(12,658)	$(3,500)

Operating Activities

For the year ended December 31, 2019, net cash used in operating activities was $12,658, related to our net loss of $228,905, reduced by an increase in expenses paid by related party of $207,737 and an increase in accounts payable of $8,510.

For the year ended December 31, 2018, net cash used in operating activities was $3,500, related to our net loss of $875, increased by a decrease in accounts payable of $2,625.

During the years ended December 31, 2019 and 2018, the Company’s sole Director and Officer paid $207,737 and $0, respectively, on behalf of the Company for business operation purpose.

Investing Activities

The Company did not use any funds for investing activities during the years ended December 31, 2019 and 2018.

Financing Activities

The Company did not use any funds for financing activities during the years ended December 31, 2019 and 2018.

Recent Accounting Pronouncements

For a description of our recent accounting pronouncements, see “Note 2 – Summary of Significant Accounting Policies” of this Annual Report on Form 10-K.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) applied on a consistent basis. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. A complete summary of these policies is included in the notes to our consolidated financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

The consolidated financial statements have been prepared in conformity GAAP, which contemplates our continuation as a going concern. The Company has not as yet generated any revenue and has incurred losses to date of $28,905. In addition, the Company’s current liabilities exceed its current assets by $34,328. To date, the Company has funded its operations through advances from a current stockholder, former stockholders and the sale of Common Stock. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. These factors raise substantial doubt about the Company’s ability to continue operating as a going concern. The Company’s ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Contractual Obligations

Not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MED SPA VACATIONS, INC.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Med Spa Vacations, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Med Spa Vacations, Inc. as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2019

Lakewood, CO

January 5, 2021

MED SPA VACATIONS INC.

BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash	$8,842	$21,500
Total Current Assets	8,842	21,500

TOTAL ASSETS	$8,842	$21,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$9,723	$1,213
Due to related party	33,447	37,900
Total Current Liabilities	43,170	39,113

Total Liabilities	43,170	39,113

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,350,000 shares issued and outstanding	14,350	14,350
Additional paid-in capital	272,445	60,255
Accumulated deficit	(321,123)	(92,218)
Total Stockholders’ Deficit	(34,328)	(17,613)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,842	$21,500

The accompanying notes are an integral part of these financial statements.

MED SPA VACATIONS INC.

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2019	2018

Operating Expenses
General and administrative	$-	$875
Professional fees	228,905	-
Total Operating Expenses	228,905	875

Loss from operations	(228,905)	(875)

Provision for Income Taxes	-	-
Net Loss	$(228,905)	$(875)

Net loss per common share: Basic and Diluted	$(0.02)	$(0.00)

Weighted average number of common shares outstanding: Basic and Diluted	14,350,000	14,350,000

The accompanying notes are an integral part of these financial statements.

MED SPA VACATIONS INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR YEARS ENDED DECEMBER 31, 2019 AND 2018

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	14,350,000	$14,350	$60,255	$(91,343)	$(16,738)

Net loss	-	-	-	(875)	(875)
Balance, December 31, 2018	14,350,000	14,350	60,255	(92,218)	(17,613)

Debt forgiveness by former officer	-	-	212,190	-	212,190
Net loss	-	-	-	(228,905)	(228,905)
Balance, December 31, 2019	14,350,000	$14,350	$272,445	$(321,123)	$(34,328)

The accompanying notes are an integral part of these financial statements.

MED SPA VACATIONS INC.

STATEMENTS OF CASH FLOW

	Years Ended
	December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(228,905)	$(875)
Changes in operating assets and liabilities:
Expenses paid by related parties	207,737	-
Accounts payable	8,510	(2,625)
Net cash used in operating activities	(12,658)	(3,500)

Net change in cash for period	(12,658)	(3,500)
Cash at beginning of period	21,500	25,000
Cash at end of period	$8,842	$21,500

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Related party debt forgiven recorded as additional paid in capital	$212,190	$-

The accompanying notes are an integral part of these financial statements.

MED SPA VACATIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

Going concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2019, the Company has reoccurring losses from operations, an accumulated deficit of $321,123 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $8,842 and $21,500 in cash as of December 31, 2019 and 2018, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts payable and related party loans. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

Share-Based Expense

ASC 718, “Compensation – Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, ”Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As at December 31, 2019 and 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Earnings (Loss) per Share

The Company computes loss per share in accordance with ASC 260, ”Earnings per Share,” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. During the year ended December 31, 2019 and 2018, the Company had no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 - STOCKHOLDERS’ EQUITY

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

As of December 31, 2019, and 2018, there are 14,350,000 shares of common stock issued and outstanding.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2019 and 2018 are as follows:

	December 31,	December 31,
	2019	2018
Net operating loss carry forward	$(321,123)	$(92,218)
Effective Tax rate	21%	21%
Deferred tax assets	67,436	19,366
Valuation allowance	(67,436)	(19,366)
Net deferred tax assets	$-	$-

As of December 31, 2019, the Company had approximately $320,000 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire 2037. NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31, 2018 can be carryforward indefinitely In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards are subject to annual limitations following greater than 50% ownership changes.

The Company’s tax returns are subject to examination by tax authorities for the years ended December 31, 2013 to December 31, 2019.

NOTE 5 - RELATED-PARTY TRANSACTIONS

During the year ended December 31, 2019, the Company’s former sole Director and Officer paid an amount of $174,290 by paying for expenses on behalf of the Company.

According to change of control and stock purchase agreement (described in Note 1), the former sole Director and Officer of the Company, canceled and forgave his loan in amount of $212,190. As a result, the Company recorded $212,190 as additional paid in capital.

During the year ended December 31, 2019, Kynson Health Limited, a company controlled by our sole Director and Officer, paid for expenses on behalf of the Company in the amount of $33,447.

As of December 31, 2019, and 2018, there was $33,447 and $37,900 due to related party, respectively.

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

Effective as of April 12, 2019, the Company engaged B F Borgers, CPA, PC (“Borgers”) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2019 and 2018.

During the Company’s two most recent fiscal years, neither the Company nor anyone on its behalf has consulted with Borgers regarding either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided nor oral advice was provided to the Company that Borgers concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph 304(a)(1)(v)) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, consisting of Ms. OuYang XingYing, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Ms. OuYang XingYing, President, Secretary and Treasurer (Principal Executive Officer and Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Ms. OuYang XingYing, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective.

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

As of December 31, 2019, our management, consisting of Ms. OuYang XingYing, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Ms. OuYang XingYing, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) in connection with the review of our consolidated financial statements as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2019, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers are elected by the Board to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The Board has no nominating, auditing or compensation committees.

The name, address, age and position of our sole officer and director is set forth below:

NAME AND ADDRESS	AGE	POSITION(S)
OuYang XingYing	67	President, Treasurer, Secretary and Director

Business Experience

OuYang XingYing, 67, has over 30 years of experience in the area of manufacturing, trading and investment. Since February 2016, she has been the Managing Director of SKMA Capital & Investment Limited, a company located in Hong Kong, which is in the business of investing in various pre-IPO ventures and other equity investments. Prior to this, Ms. Yang was the Managing Director of KMAC International Pty. Ltd. (Australia), a company based in Sydney of Australia that operated a chain of health food retail outlets and wholesale business, from March 2014 through March 2016. Before that, Ms. Yang was the Operations Director (Greater China) at Sanardo Asia Group Limited, located in Hong Kong, between April 2012 and November 2014. Prior to this, she held other management level positions in various companies in Mainland China. Ms. Yang received an Advanced Diploma from GuangZhou Liwan Commercial Collage in 1974.

Mr. Yang has demonstrated strong business acumen and the ability to exercise sound judgment, and has a reputation for integrity, honesty and adherence to ethical standards, all of which make him particularly well-suited to serve on our Board.

Board Committees

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

ITEM 11. EXECUTIVE COMPENSATION

The following table shows for the period ended December 31, 2019 and 2018, the compensation awarded (earned) or paid by the Company to its named executive officer or the person acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

Our sole executive officer has not received any compensation, and is not accruing any compensation pursuant to any agreement with us.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

OuYang XingYing	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Treasurer Secretary and Director (1)

Chao Ma President, Secretary,	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Treasurer and Director (2)	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

_____________

(1)

On June 20, 2019, OuYang XingYing was appointed as the Company’s President, Treasurer and Secretary, and as the sole member of the Company’s Board, effective immediately upon the resignations by Chao Ma

(2)

On June 20, 2019, Mr. Chao Ma submitted his resignation letter, in which he resigned from all offices of the Company that they held, effective as of the closing of the stock purchase transactions on June 20, 2019.

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

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We have no employees other than Ms. OuYang XingYing, our sole officer and director. She does not have an employment contract with the Company.

There are no compensation plans or arrangements, including payments to be made by us, with respect to Ms. OuYang XingYing that would result from the resignation, retirement or any other termination.

There are no arrangements for officers, employees or consultants that would result from a change-in-control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our sole officer and director, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what his ownership will be assuming completion of the sale of all shares in this offering. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of December __,2020, through the exercise of any stock option or other right. Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (3)
5% Stockholders
Kynson Health Limited	Common	9,985,329	69.59%

Named Executive Officers and Directors
OuYang XingYing, President, Secretary, Treasurer, Director(2)	Common	9,985,329	69.58%

All Officers and Directors as a Group (1 Total)	Common	9,985,329	69.58%

______________

(1)	Unless otherwise noted, the address of each beneficial owner is c/o Med Spa Vacations, Inc., 23-25 Mangrove Lane, Taren Point, NSW, Australia.

(2)	OuYang XingYing beneficially owns 100% in Kynson Health Limited and has sole voting and the sole and investment power over the shares directly owned by Kynson Health Limited.

(3)	Based on 14,350,000 issued and outstanding shares of Common Stock as of the date of this Report.

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

During the year ended December 31, 2019, the sole officer and director advanced $207,737 to the Company. During the year ended December 31, 2018, the sole officer and director advanced $0 to the Company.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.” We do not believe that our director currently meet the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year ended December 31, 2019	Year ended December 31, 2018

Audit fees (1):
BF Borgers CPA PC	$-	$8,000
MaloneBailey, LLP	-	6,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$-	$12,000

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

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2019 and 2018.

Tax Fees

For the Company’s fiscal years ended December 31, 2019 and 2018, we were billed $0 for professional services rendered for tax return preparation.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2019 and 2018.

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

MED SPA VACATIONS INC.

Dated: January 5, 2021	By:	/s/ OuYang XingYing
	Name:	OuYang XingYing
	Title:	President, Treasurer, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicate

Signature	Title	Date

/s/ OuYang XingYing	President, Treasurer, Secretary, Director	January 5, 2021
(Principal Executive Officer, Principal Accounting and Financial Officer)

