Form 10-Q
period 2020-03-31
MED SPA VACATIONS INC.
filed 2021-01-14
CIK 1671077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

  FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2020

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

+61- 1300-488-866
(Registrant s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

( Note: The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934; the registrant has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections. )

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

If an emerging growth company, indicate by check mark if this registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ?

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

As of January 12, 2021, there were 14,350,000 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding .

MED SPA VACATIONS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

Press ALT 0 for help

MED SPA VACATIONS, INC.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2020

F-1

Press ALT 0 for help

MED SPA VACATIONS INC.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash	$8,842	$8,842
Total Current Assets	8,842	8,842

TOTAL ASSETS	$8,842	$8,842

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$8,848	$9,723
Due to related party	34,322	33,447
Total Current Liabilities	43,170	43,170

Total Liabilities	43,170	43,170

Stockholders' Deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,350,000 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	14,350	14,350
Additional paid-in capital	272,445	272,445
Accumulated deficit	(321,123)	(321,123)
Total Stockholders' Deficit	(34,328)	(34,328)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,842	$8,842

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-2

MED SPA VACATIONS INC.

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Operating Expenses
Professional fees	—	31,610
Total Operating Expenses	—	31,610

Loss from operations	—	(31,610)

Provision for Income Taxes	—	—
Net Loss	$—	$(31,610)

Net loss per common share: Basic and Diluted	$—	$(0.00)

Weighted average number of common shares outstanding: Basic and Diluted	14,350,000	14,350,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-3

MED SPA VACATIONS INC.

Statements of Stockholders’ Deficit

(Unaudited)

For the Three Months Ended March 31, 2020

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31 2019	14,350,000	$14,350	$272,445	$(321,123)	$(34,328)

Net loss	—	—	—	—	—
Balance - March 31 2020	14,350,000	$14,350	$272,445	$(321,123)	$(34,328)

 For the Three Months Ended March 31, 2019

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2018	14,350,000	$14,350	$60,255	$(92,218)	$(17,613)

Net loss	—	—	—	(31,610)	(31,610)
Balance - March 31, 2019	14,350,000	$14,350	$60,255	$(123,828)	$(49,223)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-4

MED SPA VACATIONS INC.

Statements of Cash Flow

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$—	$(31,610)
Changes in operating assets and liabilities:
Expenses paid by related party	875	—
Accounts payable	(875)	31,610
Net cash used in operating activities	—	—

Net change in cash for period	—	—
Cash at beginning of period	8,842	21,500
Cash at end of period	$8,842	$21,500

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-5

MED SPA VACATIONS INC.

Notes to the Unaudited Financial Statements

March 31, 2020

NOTE 1 –DESCRIPTION OF BUSINESS AND GOING CONCERN

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

Going concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2020, the Company has reoccurring losses from operations, an accumulated deficit of $321,123 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2020.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the period ended March 31, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on January 5, 2021.

F-6

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s unaudited interim financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended March 31,2020 and 2019, the Company’s sole Director and Officer paid an amount of $875 by paying for expenses on behalf of the Company, respectively.

As of March 31, 2020 and December 31, 2019, there were $34,322 and $33,447 due to related party, respectively.

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

All references in this Form 10-Q to the “Company,” “we,” “us,” or “our,” are to Med Spa Vacations Inc.

General Overview

We were incorporated in the State of Nevada on October 5, 2015to develop a business that specializes in marketing health and wellness vacations to both individuals and corporate groups looking to revitalize and develop a fuller day-to-day life. We were not successful in our efforts and discontinued that line of business. Our office address is 23-25 Mangrove Lane, Taren Point, NSW, Australia. Because we were not able to raise sufficient capital to execute our original business plan, we are seeking a business combination with a private entity whose business would present an opportunity for our shareholders.

On June 20, 2019, Mr. Ma, closed stock purchase and sale transactions pursuant to which he sold an aggregate of 10,000,000 restricted shares of the Company’s Common Stock, to certain purchasers at a purchase price of $0.035 per share, or an aggregate purchase price of $350,000. In connection with the closing of the stock purchase transactions, Mr. Ma resigned from all of the positions he held with the Company, effective as of the closing of the stock purchase transactions. One of the purchasers of restricted shares, Kynson Health Limited, a BVI entity, purchased 9,985,329 restricted shares for an aggregate purchase price of approximately $349,486. Kynson Health Limited is owned 100% by OuYang XingYing, who was appointed as the Company’s President, Secretary and Treasurer and director on June 20, 2019, upon the closing of the stock purchase and sale transactions and resignation of Mr. Ma.

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

Results of Operations

Three-Month Periods Ended March 31, 2020 Compared to Three-Month Periods Ended March 31, 2019

Our results of operations for the three-month periods ended March 31, 2020 and 2019 are summarized below:

	Three Months Ended
	March 31,
	2020	2019
Revenue	$—	$—
Operating expenses	—	31,610
Net loss	$—	$(31,610)

Revenues and Other Income

During the three-month periods ended March 31, 2020 and 2019, we did not realize any revenues from operations.

Operating Expenses

Operating expenses consisted entirely of professional fees of $0 in the three-month periods ended March 31, 2020, compared to $31,610 in the three-month periods ended March 31, 2019. This professional fee was for maintaining reporting status with the Securities and Exchange Commission (“SEC”).

Net Losses

We incurred a net loss of $0, for the three-months ended March 31, 2020, compared to a net loss of $31,610 for the corresponding period ended March 31, 2019.

Liquidity and Capital Resources

	March 31,	December 31,
	2020	2019	Change
Cash	$8,842	$8,842	$—
Total Assets	$8,842	$8,842	$—
Total Liabilities	$43,170	$43,170	$—
Stockholders' Deficit	$(34,328)	$(34,328)	$—
Working Capital Deficiency	$(34,328)	$(34,328)	$—

As of the date of this report, we had yet to generate any revenues from our business operations.

As of March 31, 2020, we had current assets of $8,842, we had liabilities of $43,170, and our working capital deficiencywas $34,328. We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have not yet generated any revenue and have incurred losses to date of $0. In addition, our current liabilities exceed our current assets by $34,328. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Cash Flows

Three Months Ended
March 31,
	2020	2019
Cash used in operating activities	$—	$—
Cash provided by Investing Activities	$—	$—
Cash provided by financing activities	$—	$—
Net Change In Cash	$—	$—

Operating Activities

For the three-months ended March 31, 2020, net cash used in operating activities was $0, related to our net loss of $0, reduced by an increase in expenses paid by related party of $875 and increased by a decrease in accounts payable of $875.

For the three-months ended March 31, 2019, net cash used in operating activities was $0, related to our net loss of $31,610, decreased by an increase in accounts payable of $31,610.

During the three months periods ended March 31, 2020 and 2019, the Company’s sole Director and Officer paid $875 and $0, on behalf of the Company for business operation purpose, respectively.

Investing Activities

The Company did not use any funds for investing activities during the three-months ended March 31, 2020 and March 31, 2019.

Financing Activities

The Company did not use any funds for financing activities during the three-months ended March 31, 2020 and March 31, 2019.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted on the effectiveness of our internal control over financial reporting as of March 31, 2020, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered securities during the three-month period ended March 31, 2020, or subsequent period through the date hereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.	Description

31.1 / 31.2 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial and Accounting Officer

32.1 / 32.2 *	Rule 1350 Certification of Chief Executive and Financial and Accounting Officer

101.INS *	XBRL Instance Document

101.SCH *	XBRL Schema Document

101.CAL *	XBRL Calculation Linkbase Document

101.DEF *	XBRL Definition Linkbase Document

101.LAB *	XBRL Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document

_______

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MED SPA VACATIONS INC.

Dated: January 14, 2021	By:	/s/ OuYang XingYing
	Name:	OuYang XingYing
	Title:	President, Treasurer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

