Form 10-Q
period 2020-06-30
MED SPA VACATIONS INC.
filed 2021-01-21
CIK 1671077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

As of January 20, 2021, there were 14,350,000 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding .

MED SPA VACATIONS INC.

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2020

2

MED SPA VACATIONS INC.

INDEX TO UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2020

F-1

MED SPA VACATIONS INC.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash	$-	$8,842
Total Current Assets	-	8,842

TOTAL ASSETS	$-	$8,842

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$6	$9,723
Due to related party	34,322	33,447
Total Current Liabilities	34,328	43,170

Total Liabilities	34,328	43,170

Stockholders' Deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,350,000 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	14,350	14,350
Additional paid-in capital	272,445	272,445
Accumulated deficit	(321,123)	(321,123)
Total Stockholders' Deficit	(34,328)	(34,328)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$8,842

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-2

MED SPA VACATIONS INC.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Operating Expenses
Professional fees	-	163,842	-	195,452
Total Operating Expenses	-	163,842	-	195,452

Loss from operations	-	(163,842)	-	(195,452)

Provision for Income Taxes	-	-	-	-
Net Loss	$-	$(163,842)	$-	$(195,452)

Net loss per common share: Basic and Diluted	$-	$(0.01)	$-	$(0.01)

Weighted average number of common shares outstanding: Basic and Diluted	14,350,000	14,350,000	14,350,000	14,350,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-3

MED SPA VACATIONS INC.

Statements of Stockholders’ Deficit

(Unaudited)

For the Three and Six Months Ended June 30, 2020

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31 2019	14,350,000	$14,350	$272,445	$(321,123)	$(34,328)

Net loss	-	-	-	-	-
Balance - March 31 2020	14,350,000	14,350	272,445	(321,123)	(34,328)

Net loss	-	-	-	-	-
Balance - June 30 2020	14,350,000	$14,350	$272,445	$(321,123)	$(34,328)

For the Three and Six Months Ended June 30, 2019

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2018	14,350,000	$14,350	$60,255	$(92,218)	$(17,613)

Net loss	-	-	-	(31,610)	(31,610)
Balance - March 31, 2019	14,350,000	14,350	60,255	(123,828)	(49,223)

Debt forgiveness by former officer	-	-	212,190	-	212,190
Net loss	-	-	-	(163,842)	(163,842)
Balance - June 30 2019	14,350,000	$14,350	$272,445	$(287,670)	$(875)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-4

MED SPA VACATIONS INC.

Statements of Cash Flow

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$-	$(195,452)
Changes in operating assets and liabilities:
Expenses paid by related party	875	174,290
Accounts payable	(9,717)	(338)
Net cash used in operating activities	(8,842)	(21,500)

Net change in cash for period	(8,842)	(21,500)
Cash at beginning of period	8,842	21,500
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Related party debt forgiven recorded as additional paid in capital	$-	$212,190

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-5

MED SPA VACATIONS INC.

Notes to the Unaudited Financial Statements

June 30, 2020

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

Going concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2020, the Company has reoccurring losses from operations, an accumulated deficit of $321,123 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2020.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the period ended June 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on January 5, 2021.

F-6

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s unaudited interim financial statements

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2020 and 2019, the Company’s sole Director and Officer paid an amount of $875 and $174,290 by paying for expenses on behalf of the Company, respectively.

As of June 30, 2020 and December 31, 2019, there were $34,322 and $33,447 due to related party, respectively.

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

Results of Operations

Three Month Period Ended June 30, 2020 Compared to Three Month Period Ended June 30, 2019

Our results of operations for the three months ended June 30, 2020 and 2019 are summarized below:

	Three Months Ended
	June 30,
	2020	2019
Revenue	$-	$-
Operating expenses	-	163,842
Net loss	$-	$(163,842)

Revenues and Other Income

During the three months ended June 30, 2020 and 2019, we did not realize any revenues from operations.

Operating Expenses

Operating expenses consisted entirely of professional fees of $0 in the three months ended June 30, 2020, compared to $163,842 in the three months ended June 30, 2019. The professional fess during the three months ended June 30, 2019 consisted of legal and consulting fees of $151,500 in relation to stock purchase and sale transactions and audit, accounting, tax fees of $12,342, for getting current on our SEC filing requirements.

Net Losses

We incurred a net loss of $0, for the three months ended June 30, 2020, compared to a net loss of $163,842 for the corresponding period ended June 30, 2019.

Six Month Period Ended June 30, 2020 Compared to Six Month Period Ended June 30, 2019

Our results of operations for the six months ended June 30, 2020 and 2019 are summarized below:

	Six Months Ended
	June 30,
	2020	2019
Revenue	$-	$-
Operating expenses	$-	$195,452
Net loss	$-	$(195,452)

Revenues and Other Income

During the six months ended June 30, 2020 and 2019, we did not realize any revenues from operations.

Operating Expenses

Operating expenses consisted entirely of professional fees of $0 in the six month period ended June 30, 2020, compared to $195,452 in the six months ended June 30, 2019. The professional fess during the six months ended June 30,2019 consisted of legal and consulting fees of $151,500 in relation to stock purchase and sale transactions and audit, accounting, tax and other miscellaneous professional fees of $43,952, for getting current on our SEC filing requirements.

Net Losses

We incurred a net loss of $0, for the six months ended June 30, 2020, compared to a net loss of $195,452 for the corresponding period ended June 30, 2019.

Liquidity and Capital Resources

	June 30,	December 31,
	2020	2019	Change
Cash	$-	$8,842	$(8,842)
Total Assets	$-	$8,842	$(8,842)
Total Liabilities	$34,328	$43,170	$(8,842)
Stockholders' Equity	$(34,328)	$(34,328)	$-
Working Capital Deficiency	$(34,328)	$(34,328)	$-

As of the date of this report, we had yet to generate any revenues from our business operations.

As of June 30, 2020, we had current assets of $0, we had liabilities of $34,328, and our working capital deficit was $34,328. We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

Cash Flows

	Six Months Ended
	June 30,
	2020	2019
Cash used in operating activities	$(8,842)	$(21,500)
Cash provided by Investing Activities	$-	$-
Cash provided by financing activities	$-	$-
Net Change in Cash	$(8,842)	$(21,500)

Operating Activities

For the six months ended June 30, 2020, net cash used in operating activities was $8,842, related to our net loss of $0, increased by a decrease in accounts payable of $9,717 and reduced by an increase in expenses paid by related party of $875.

For the six months ended June 30, 2019, net cash used in operating activities was $21,500, related to our net loss of $195,452, reduced by an increase in expenses paid by related party of $174,290, increased by a decrease in accounts payable of $338.

During the six months ended June 30, 2020 and 2019, the Company’s sole Director and Officer paid $875 and $174,290 on behalf of the Company for business operation purpose, respectively.

Investing Activities

The Company did not use any funds for investing activities during the six-months periods ended June 30, 2020 and 2019.

Financing Activities

The Company did not use any funds for financing activities during the six-months periods ended June 30, 2020 and 2019.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted on the effectiveness of our internal control over financial reporting as of June 30, 2020, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered securities during the three-month period ended June 30, 2020, or subsequent period through the date hereof.

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

MED SPA VACATIONS INC.

Dated: January 21, 2021	By:	/s/ OuYang XingYing
	Name:	OuYang XingYing
	Title:	President, Treasurer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

