Form 10-K
period 2020-12-31
MED SPA VACATIONS INC.
filed 2021-03-30
CIK 1671077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-210922

MED SPA VACATIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	47-5268172
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

 610 Jones Ferry Road, Suite 207

Carrboro, NC 27510

(Address of principal executive offices)

(919) 933-2720

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

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, 4,364,671 shares of the registrant's common stock, par value $0.001 per share (“Common Stock”), were held by non-affiliates of the registrant. No market value has been computed based upon the fact that no active trading market has been established.

As of March 25, 2021, there were 10,005,000 shares of the registrant's Common Stock issued and outstanding.

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

On June 20, 2019, Mr. Ma, closed stock purchase and sale transactions pursuant to which he sold an aggregate of 10,000,000 restricted shares of the Company’s Common Stock, to certain purchasers at a purchase price of $0.035 per share, or an aggregate purchase price of $350,000. In connection with the closing of the stock purchase transactions, Mr. Ma resigned from all of the positions he held with the Company, effective as of the closing of the stock purchase transactions. One of the purchasers of restricted shares, Kynson Health Limited, a BVI entity (Kynson”), purchased 9,985,329 restricted shares for an aggregate purchase price of approximately $349,486. Kynson is owned 100% by OuYang XingYing, who was appointed as the Company’s President, Secretary and Treasurer and director on June 20, 2019, upon the closing of the stock purchase and sale transactions and resignation of Mr. Ma. In connection with her officer appointments, Ms. Yang was designated as the “Principal Executive Officer” and “Principal Financial and Accounting Officer” of the Company for Securities and Exchange Commission (“SEC”) reporting purposes.

On February 4, 2021, Kynson closed stock purchase and sale transactions pursuant to which Kynson sold an aggregate of 9,985,329 restricted shares of the Company’s Common Stock to eleven purchasers at a purchase price of $0.030044 per share, or an aggregate purchase price of $299,998.60. Upon the closing of the stock purchase and sale transaction, Ms. Yang resigned from all positions she held with the Company and, in connection with her resignation, she relinquished her roles as the Company’s “Principal Executive Officer” and “Principal Financial and Accounting Officer.” Effective immediately upon Ms. Yang’s resignation, John D. Rollo was appointed as the Company’s President, Secretary and Treasurer, and as the sole member of the Company’s board of the directors. In connection with his appointments, Mr. Rollo was designated as the “Principal Executive Officer” and “Principal Financial and Accounting Officer” of the Company for SEC reporting purposes. In connection with and as a condition to, the consummation of this stock purchase and sale transaction, eleven shareholders of the Company returned an aggregate of 4,345,000 shares of the Company’s Common Stock to the Company for cancellation, in consideration for $0.001 per share. As a result of this stock and purchase transaction and simultaneous cancellation of 4,345,000 shares by eleven stockholders, there was a change in control of the Company.

Because we were not able to raise sufficient capital to execute our original business plan, the Company ceased that line of business and is a shell company, as that term is defined in Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”). Going forward, our main business operations consist of seeking a business combination with a private entity whose business would present an opportunity for its shareholders.

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

Employees

We presently have no employees apart from John D. Rollo, our sole officer and director. Mr. Rollo is engaged in outside business activities and anticipates that he will devote to our business limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

We intend to hire additional management and other support personnel when we have reached a point in our proposed growth that would allow for such employment. In the interim, we will rely upon consultants to assist us in identifying and investigating acquisition opportunities.

Reports to Security Holders

We file annual, quarterly and current reports and other information with the SEC. You may read and copy any reports, statement or other information that we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (202) 551-8090 for further information on the public reference room. These SEC filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the SEC at http://www.sec.gov.

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

Since inception, we have had no revenue. On December 31, 2020, we had an accumulated deficit of $367,781. These factors raise substantial doubt about our ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

While seeking a business combination, our sole officer and director anticipates devoting limited time to our affairs in total. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. We plan to comply with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Markets, one of the national securities exchanges, and the inability of registered broker-dealers to make a market in our Common Stock, which would further reduce our stock price.

Our principal stockholder owns a substantial interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Global Equity Limited beneficially owns 49.98% of our outstanding Common Stock. As a result, it has and will have the ability to control substantially all matters submitted to our stockholders for approval including: (a) election of our Board; (b) removal of any of our directors; (c) amendments of our Articles of Incorporation or bylaws; (d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us, or (e) other significant corporate transactions.

Our failure to adopt certain corporate governance procedures may prevent us from obtaining a listing on a national securities exchange.

John D. Rollo is our sole officer and director. We have no directors that are “independent” as that term is defined in the rules of any national securities exchange. As a result, we do not have an audit, compensation or nominating and corporate governance committee. The functions of such committees would perform are performed by the Board as a whole. Consequently, there is a potential conflict of interest in Board decisions that may adversely affect our ability to become a listed security on a national securities exchange and as a result adversely affect the liquidity of our Common Stock.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common shares and cause a decline in the market value of our stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not currently own any property. Our principal office is located at 610 Jones Ferry Road, Suite 207, Carrboro, NC 27510. On February 4, 2021, we entered into a one-year lease agreement with a consultant of ours, Tryon Capital LLC, a North Carolina limited liability company (“Tryon”), pursuant to which we are renting our office from Tryon for $250 per month. This lease can be terminated by either party at any time, with 30 days written notice. We believe our current office space is sufficient for our current needs.

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

Holders

As of the date of this report, there were 63 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

None.

Rule 10B-18 Transactions

During the year ended December 31, 2020, neither the Company nor any affiliated purchaser of the Company, purchased any equity securities of the Company that are registered pursuant to Section 12 of the Exchange Act.

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

OUR FINANCIAL STATEMENTS ARE STATED IN UNITED STATES DOLLARS (USD OR US$) AND ARE PREPARED IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. ALL REFERENCES TO “COMMON STOCK” REFER TO THE COMMON SHARES IN OUR CAPITAL STOCK.

Overview

We were incorporated in the State of Nevada on October 5, 2015 to develop a business that specializes in marketing health and wellness vacations to both individuals and corporate groups looking to revitalize and develop a fuller day-to-day life. Our office address is 610 Jones Ferry Road, Suite 207, Carrboro, NC 27510.

Because we were not able to raise sufficient capital to execute our original business plan, we discontinued that line of business. We are now seeking a business combination with a private entity whose business would present an opportunity for our shareholders. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or that any transactions will be consummated. We may seek investors to purchase our stock to provide us with working capital to fund our operations. Thereafter, we will seek to establish or acquire businesses or assets with additional funds raised either via the issuance of shares or debt. There can be no assurance that additional capital will be available to us at all or on acceptable terms. We may seek to raise the required capital by other means. We may have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds will have a severe negative impact on our ability to remain a viable company.

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

We do not have any subsidiaries.

Recent Developments

On February 4, 2021, Kynson closed stock purchase and sale transactions pursuant to which Kynson sold an aggregate of 9,985,329 restricted shares of the Company’s Common Stock to eleven purchasers at a purchase price of $0.030044 per share, or an aggregate purchase price of $299,998.60. Upon the closing of the stock purchase and sale transaction, Ms. Yang resigned from all positions she held with the Company and, in connection with her resignation, she relinquished her roles as the Company’s “Principal Executive Officer” and “Principal Financial and Accounting Officer.” Effective immediately upon Ms. Yang’s resignation, John D. Rollo was appointed as the Company’s President, Secretary and Treasurer, and as the sole member of the Company’s board of the directors. In connection with his appointments, Mr. Rollo was designated as the “Principal Executive Officer” and “Principal Financial and Accounting Officer” of the Company for SEC reporting purposes.

At the effective time of the stock purchase and sale transaction, Kynson forgave and discharged the Company from any obligations it may have had to Kynson to repay $122,852 of debt and released the Company from any claims Kynson may have had against the Company with respect to the debt, or otherwise.

In connection with and as a condition to, the consummation of this stock purchase and sale transaction, eleven shareholders of the Company returned an aggregate of 4,345,000 shares of the Company’s Common Stock to the Company for cancellation, in consideration for $0.001 per share. As a result of this stock and purchase transaction and simultaneous cancellation of 4,345,000 shares by eleven stockholders, there was a change in control of the Company.

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Our results of operations for the years ended December 31, 2020 and 2019 are summarized below:

	Years Ended
	December 31,
	2020	2019	Change
Revenue	$-	$-	$-
Operating expenses	$46,658	$228,905	(182,247)
Net loss	$(46,658)	$(228,905)	$(182,247)

Revenues and Other Income

During the years ended December 31, 2020 and 2019, we did not realize any revenues from operations.

Operating Expenses

Operating expenses consisted entirely of professional fees of $46,658 in the year ended December 31, 2020, compared to $228,905 in the year ended December 31, 2019. The decrease is primarily the result of reduced legal and consulting fees of $151,534 and other miscellaneous professional fees of $30,713 for maintaining reporting status with the Securities and Exchange Commission (“SEC”).

Net Losses

As a result of the foregoing, we incurred a net loss of $46,658, for the year ended December 31, 2020, compared to a net loss of $228,905 for the corresponding year ended December 31, 2019.

Liquidity and Capital Resources

	December 31,	December 31,
	2020	2019	Change
Cash	$-	$8,842	$(8,842)
Total Assets	$-	$8,842	$(8,842)
Total Liabilities	$80,986	$43,170	$37,816
Stockholders' Equity	$(80,986)	$(34,328)	$(46,658)
Working Capital Deficiency	$(80,986)	$(34,328)	$(46,658)

As of the date of this report, we had yet to generate any revenues from our business operations.

As of December 31, 2020, we had current assets of $0, we had liabilities of $80,986, and our working capital deficit was $80,986. We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

On February 5, 2021, in connection with the consummation of a stock purchase and sale transactions, Kynson, which was the Company’s majority shareholder at the time, forgave and discharged the Company from any obligations it may have had to Kynson to repay $122,852 of debt and released the Company from any claims Kynson may have had against the Company with respect to the debt, or otherwise.

On February 12, 2021, the Company received a loan in the amount of $150,000 from Hometown International Inc., a Nevada corporation (“Hometown”), and issued to Hometown a promissory note in the principal amount of $150,000, evidencing this loan (the “Note”). The Note has a maturity date of February 11, 2022, and an interest of at the rate of six percent (6%) per annum that shall be paid on a quarterly basis, in the amount of $2,250 per quarter, on the following dates: May 12, 2021; August 12, 2021, November 12, 2021 and February 11, 2022. The Company may prepay any amounts due under the Note without penalty or premium.

Other than the Note, we currently have no debt obligations. We estimate that, assuming we do not complete a business combination, the level of working capital needed for general and administrative costs for the next twelve months will be approximately $75,000. However, this estimate is subject to change, depending on the number of transactions in which we ultimately become involved.

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have not yet generated any revenue and have incurred losses to date of $46,658. In addition, our current liabilities exceed our current assets by $80,968. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Cash Flows

	Years Ended
	December 31,
	2020	2019
Cash used in operating activities	$(8,842)	$(12,658)
Cash provided by Investing Activities	$-	$-
Cash provided by financing activities	$-	$-
Net Change In Cash	$(8,842)	$(12,658)

Operating Activities

For the year ended December 31, 2020, net cash used in operating activities was $8,842, related to our net loss of $46,658, reduced by an increase in expenses paid by related party of $10,875 and an increase in accounts payable of $26,941.

For the year ended December 31, 2019, net cash used in operating activities was $12,658, related to our net loss of $228,905, reduced by an increase in expenses paid by related party of $207,737 and an increase in accounts payable of $8,510.

During the years ended December 31, 2020 and 2019, the Company’s sole Director and Officer paid $10,875 and $207,737, respectively, on behalf of the Company for business operation purpose.

Investing Activities

The Company did not use any funds for investing activities during the years ended December 31, 2020 and 2019.

Financing Activities

The Company did not use any funds for financing activities during the years ended December 31, 2020 and 2019.

Recent Accounting Pronouncements

For a description of our recent accounting pronouncements, see “Note 2 - Summary of Significant Accounting Policies” of this Annual Report on Form 10-K.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

The financial statements have been prepared in conformity GAAP, which contemplates our continuation as a going concern. The Company has not as yet generated any revenue and has incurred losses to date of $46,658. In addition, the Company’s current liabilities exceed its current assets by $80,986. To date, the Company has primarily funded its operations through advances from former stockholders, the sale of Common Stock and the loan from Hometown. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. These factors raise substantial doubt about the Company’s ability to continue operating as a going concern. The Company’s ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MED SPA VACATIONS INC.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED December 31, 2020

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Med Spa Vacations, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Med Spa Vacations, Inc. as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

March 30, 2021

MED SPA VACATIONS INC.

Balance Sheets

	December 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash	$-	$8,842
Total Current Assets	-	8,842

TOTAL ASSETS	$-	$8,842

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$36,664	$9,723
Due to related party	44,322	33,447
Total Current Liabilities	80,986	43,170

Total Liabilities	80,986	43,170

Stockholders' Deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,350,000 shares issued and outstanding at December 31, 2020 and 2019, respectively	14,350	14,350
Additional paid-in capital	272,445	272,445
Accumulated deficit	(367,781)	(321,123)
Total Stockholders' Deficit	(80,986)	(34,328)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$8,842

The accompanying notes are an integral part of these financial statements.

MED SPA VACATIONS INC.

Statements of Operations

	Years Ended
	December 31,
	2020	2019

Operating Expenses
Professional fees	$46,658	$228,905
Total Operating Expenses	46,658	228,905

Loss from operations	(46,658)	(228,905)

Provision for Income Taxes	-	-
Net Loss	$(46,658)	$(228,905)

Net loss per common share: Basic and Diluted	$(0.00)	$(0.02)
Weighted average number of common shares outstanding: Basic and Diluted	14,350,000	14,350,000

The accompanying notes are an integral part of these financial statements.

MED SPA VACATIONS INC.

Statements of Stockholders’ Deficit

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	14,350,000	$14,350	$60,255	$(92,218)	$(17,613)

Debt forgiveness by former shareholder	-	-	212,190	-	212,190
Net loss	-	-	-	(228,905)	(228,905)
Balance, December 31, 2019	14,350,000	14,350	272,445	(321,123)	(34,328)

Net loss	-	-	-	(46,658)	(46,658)
Balance, December 31, 2020	14,350,000	$14,350	$272,445	$(367,781)	$(80,986)

The accompanying notes are an integral part of these financial statements.

MED SPA VACATIONS INC.

Statements of Cash Flow

	Years Ended
	December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,658)	$(228,905)
Changes in operating assets and liabilities:
Expenses paid by related party	10,875	207,737
Accounts payable	26,941	8,510
Net cash used in operating activities	(8,842)	(12,658)

Net change in cash for period	(8,842)	(12,658)
Cash at beginning of period	8,842	21,500
Cash at end of period	$-	$8,842

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Related party debt forgiven recorded as additional paid in capital	$-	$212,190

The accompanying notes are an integral part of these financial statements.

MED SPA VACATIONS INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Med Spa Vacations, Inc, (the “Company”), was incorporated in the State of Nevada on October 5, 2015. The Company’s office address is 610 Jones Ferry Road, Suite 207 Carrboro, NC.

Description of Business

The Company’s original plan was to develop a business that specialized in marketing health and wellness vacations to both individuals and corporate groups looking to revitalize and develop a fuller day-to-day life. The Company was not successful in its efforts and discontinued that line of business. Since that time, the Company has been a shell company, as that term is defined in Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”)

Going forward, the Company intends to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for the Company’s shareholders. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or that any transactions will be consummated.

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

On June 20, 2019, Mr. Ma, closed stock purchase and sale transactions pursuant to which he sold an aggregate of 10,000,000 restricted shares of the Company’s Common Stock, to certain purchasers at a purchase price of $0.035 per share, or an aggregate purchase price of $350,000. In connection with the closing of the stock purchase transactions, Mr. Ma resigned from all of the positions he held with the Company, effective as of the closing of the stock purchase transactions. One of the purchasers of restricted shares, Kynson Health Limited, a BVI entity (Kynson”), purchased 9,985,329 restricted shares for an aggregate purchase price of approximately $349,486. Kynson is owned 100% by OuYang XingYing, who was appointed as the Company’s President, Secretary and Treasurer and director on June 20, 2019, upon the closing of the stock purchase and sale transactions and resignation of Mr. Ma. In connection with her officer appointments, Ms. Yang was designated as the “Principal Executive Officer” and “Principal Financial and Accounting Officer” of the Company for Securities and Exchange Commission (“SEC”) reporting purposes.

On February 4, 2021, Kynson closed stock purchase and sale transactions pursuant to which Kynson sold an aggregate of 9,985,329 restricted shares of the Company’s Common Stock to eleven purchasers at a purchase price of $0.030044 per share, or an aggregate purchase price of $299,998.60 (the “Kynson Share Sale Transaction”). Upon the closing of the Kynson Share Sale Transaction, Ms. Yang resigned from all positions she held with the Company and, in connection with her resignation, she relinquished her roles as the Company’s “Principal Executive Officer” and “Principal Financial and Accounting Officer.” Effective immediately upon Ms. Yang’s resignation, John D. Rollo was appointed as the Company’s President, Secretary and Treasurer, and as the sole member of the Company’s board of the directors. In connection with his appointments, Mr. Rollo was designated as the “Principal Executive Officer” and “Principal Financial and Accounting Officer” of the Company for SEC reporting purposes. In connection with and as a condition to, the consummation of the Kynson Share Sale Transaction, eleven shareholders of the Company returned an aggregate of 4,345,000 shares of the Company’s Common Stock to the Company for cancellation, in consideration for $0.001 per share. As a result of the Kynson Share Sale Transaction and simultaneous cancellation of 4,345,000 shares by eleven stockholders, there was a change in control of the Company.

Going concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2020, the Company has reoccurring losses from operations, an accumulated deficit of $367,781 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2021.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $0 and $8,842 and $ in cash as of December 31, 2020 and 2019, respectively.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts payable and related party loans. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

Share-Based Expense

ASC 718, "Compensation - Stock Compensation," prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity - Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of December 31, 2020 and 2019, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Earnings (Loss) per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share,” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. During the year ended December 31, 2020 and 2019, the Company had no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 25,000,000 preferred shares with a par value of $0.001 per share (“Preferred Stock”). The Board is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

Common Stock

The Company has authorized 100,000,000 shares of Common Stock. Each share of Common Stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

As of December 31, 2020, and 2019, there are 14,350,000 shares of Common Stock issued and outstanding.

NOTE 4 - INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.

The Company provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2020 and 2019 are as follows:

	December 31,	December 31,
	2020	2019
Net operating loss carry forward	$(367,781)	$(321,123)
Effective Tax rate	21%	21%
Deferred tax assets	77,234	67,436
Valuation allowance	(77,234)	(67,436)
Net deferred tax assets	$-	$-

As of December 31, 2020, the Company had approximately $367,000 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire 2038. NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards are subject to annual limitations following greater than 50% ownership changes.

The Company’s tax returns are subject to examination by tax authorities for the years ended December 31, 2014 to December 31, 2020.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2020 and 2019, the Company’s majority shareholder advanced an amount of $10,875 and $207,737, respectively by paying for expenses on behalf of the Company, respectively.

In accordance with the change of control described in Note 1, during the year ended December 31,2019, the former sole director and officer, and majority shareholder, of the Company, canceled and forgave his loan in amount of $212,190. As a result, the Company recorded $212,190 as additional paid in capital.

As of December 31, 2020 and December 31, 2019, there were $44,322 and $33,447 due to related parties, respectively. The loans are non-interest bearing and due on demand.

NOTE 6 - SUBSEQUENT EVENTS

On February 4, 2021, the former majority shareholder of the Company, which was controlled by the Company’s former sole officer and director, canceled and released all amounts due from the Company.

On February 4, 2021, in connection with, and as a condition to, the consummation of the Kynson Share Sale Transaction described in Note 1, eleven shareholders of the Company returned an aggregate of 4,345,000 shares (the “Cancelled Shares”) of the Company’s Common Stock to the Company for cancellation, in consideration for $0.001 per share. The Cancelled Shares were returned to the Company’s number of authorized and unissued shares of Common Stock.

On February 4, 2021, the Company entered into a one-year lease agreement (the “Lease”) with Tryon Capital LLC, a North Carolina limited liability company (“Tryon”), for the Company’s office space located at 610 Jones Ferry Road, Suite 207, Carrboro, NC 27510, at a monthly rate of $250.00. As discussed below, Tryon is currently a consultant to the Company. The Lease can be terminated by either party at any time, with 30 days written notice.

On February 5, 2021, the Company entered into a one-year consulting agreement (the “Tryon Consulting Agreement”) with Tryon, pursuant to which Tryon will provide the Company with financial and strategic consulting services in consideration for a consulting fee of $2,500 per month. The Tryon Consulting Agreement can be terminated by either party at any time, upon 30 days’ written notice.

On February 12, 2021, the Board, authorized and approved the Company’s entry into a one-year consulting agreement (the “Benzions Consulting Agreement”) with Benzions LLC, a Delaware limited liability company (“Benzions”), to be effective as of March 1, 2021, pursuant to which Benzions will provide certain strategic advisory and investor relations services to the Company in consideration for a consulting fee of $4,000 per month. The Benzions Consulting Agreement can be terminated by either party, at any time, upon 30 days’ written notice.

On February 12, 2021, the Company received a loan in the amount of $150,000 (the “Loan”) from Hometown International Inc., a Nevada corporation (“Hometown”). To evidence the Loan, the Company issued a promissory note in the principal amount of $150,000 (the “Note”) to Hometown, with a maturity date of February 11, 2022. Interest accrues on the principal amount of the Note at the rate of six percent (6%) per annum, and shall be paid on a quarterly basis, in the amount of $2,250 per quarter, on the following dates: May 12, 2021; August 12, 2021, November 12, 2021 and February 11, 2022. The Company may prepay any amounts due under the Note without penalty or premium.

The foregoing summary of the Note does not purport to be complete and is qualified in its entirety by reference to the Note.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our senior management, consisting of John D. Rollo, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of John D. Rollo, President, Secretary and Treasurer (Principal Executive Officer and Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Mr. John D. Rollo, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective.

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

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

As of December 31, 2020, our management, consisting of John D. Rollo, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by John D. Rollo, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) in connection with the review of our financial statements as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2020, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers are elected by the Board to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The Board has no nominating, auditing or compensation committees.

The name, address, age and position of our sole officer and director is set forth below:

NAME AND ADDRESS	AGE	POSITION(S)
John D. Rollo	66	President, Treasurer, Secretary and Director

Business Experience

John D. Rollo, 66, has served as our sole member of our board and the sole officer since February 4, 2021. He also has served as President and sole member of the board of directors of E-Waste Corp. since September 2020. Mr. Rollo served as Patient Transporter for Atlantic Health Systems, a company in the health care industry, from November 2019 through January 2021. Before that, from January 2010 to November 2019, Mr. Rollo served as Chairman of the Board for Switching Technologies Gunther, LTD (“STG”) in Chennai, India. STG is a reed switch and sensor manufacturing company, which is publicly traded on the BSE (Bombay Stock Exchange). From January 2002 to November 2019, Mr. Rollo served as VP of Operations at Comus International in Clifton, NJ. Comus is an international switching and sensor manufacturing company with operations in the USA, India, Belgium, and England. From January 2015 to November 2019, Mr. Rollo served as a Director of Comus Electronics and Technologies India Private, LTD in Chennai, India. From March 2007 to the present, Mr. Rollo has been Head of the Buildings & Grounds Committee for Rosedale Cemetery in Montclair, NJ. Mr. Rollo holds an Associates Degree in Business from Ealing Technical College in London, England, which he received in 1977.

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

21

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

ITEM 11. EXECUTIVE COMPENSATION

The following table shows for the period ended December 31, 2020 and 2019, the compensation awarded (earned) or paid by the Company to its named executive officer or the person acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

Our sole executive officer has not received any compensation, and is not accruing any compensation pursuant to any agreement with us.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

OuYang XingYing President, Secretary,	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Treasurer and Director (1)	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Chao Ma, President	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Secretary, Treasurer and Director(2)

_____________

(1)

On June 20, 2019, OuYang XingYing was appointed as the Company’s President, Treasurer and Secretary, and as the sole member of the Company’s Board, effective immediately upon the resignations by Chao Ma. On February 4, 2021, OuYang XingYing submitted her resignation letter, in which she resigned from all offices of the Company she held, effective as of the closing of the stock purchase transactions on February 4, 2021.

(2)

On June 20, 2019, Mr. Chao Ma submitted his resignation letter, in which he resigned from all offices of the Company he held, effective as of the closing of the stock purchase transactions on June 20, 2019.

We have not paid any salaries to our former sole director and officer until her resignation on February 4, 2021 or our current sole director and officer as of the date of this report. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

Compensation of Directors

Our director is not compensated by us for acting as such. There are no arrangements pursuant to which our sole director is or will be compensated in the future for any services provided as a director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We have no employees other than Mr. John D. Rollo, our current sole officer and director. He does not have an employment contract with the Company.

There are no compensation plans or arrangements, including payments to be made by us, with respect to Mr. John D. Rollo that would result from the resignation, retirement or any other termination.

There are no arrangements for officers, employees or consultants that would result from a change-in-control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our sole officer and director, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what his ownership will be assuming completion of the sale of all shares in this offering. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 25,2021, through the exercise of any stock option or other right. Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (4)
5% Stockholders
Global Equity Limited(2)	Common	5,000,000	49.98%

Hometown Global Services LLC(3)	Common	1,664,226	16.63%

David J. Chapman	Common	950,000	9.5%

Dina Harris Coker	Common	980,000	9.8%

Named Executive Officers and Directors
John D. Rollo, President, Secretary, Treasurer, Director	Common	10,000	*

All Officers and Directors as a Group (1 Total)	Common	10,000	*

______________

(1)	Unless otherwise noted, the address of each beneficial owner is c/o Med Spa Vacations, Inc., at 610 Jones Ferry Road, Suite 207, Carrboro, NC 27510.

(2)

Michael R. Tyldesley and Ibrahima Thiam beneficially own 90% and 10%, respectively, in Global Equity Limited and have joint voting and investment power over the shares directly owned by Global Equity Limited.

(3)	Peter L. Coker, Sr. is the Managing Member of Hometown Global Services, LLC and has voting and the sole and investment power over the shares directly owned by Hometown Global Services LLC.

(4)	Based on 10,005,000 issued and outstanding shares of Common Stock as of the date of this Report.

* Less than 1%

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

During the year ended December 31, 2020, a shareholder of ours, which was controlled by our former sole officer and director, advanced $10,875 to the Company. During the year ended December 31, 2019, our former sole officer and director advanced $207,737 to the Company.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.” We believe that our director currently does not meet the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year ended December 31, 2020	Year ended December 31, 2019

Audit fees (1):
	$22,000	$12,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$22,000	$12,000

_______________

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)

Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)	All other fees consist of fees billed for all other services.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2020 and 2019.

Tax Fees

There were no fees for tax related services for the years ended December 31, 2020 and 2019.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2020 and 2019.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements and Report of Independent Registered Public Accounting Firm.

2.	Financial Statement Schedules: None

3.	Exhibits

The following exhibits are included as part of this report:

Exhibit No.	Description

4.1	Promissory Note, dated February 12, 2021, in the principal amount of $150,000, filed by the Company on current report on Form 8-K dated February 19, 2021 and incorporated herein by reference

4.2*	Description of Capital Stock

10.1	Consulting Agreement with Tryon Capital, LLC, dated February 5, 2021, filed by the Company on current report on Form 8-K dated February 10, 2021 and incorporated herein by reference

10.2	Consulting Agreement by and between the Company and Benzions LLC, dated March 1, 2021, filed by the Company on current report on Form 8-K dated February 19, 2021 and incorporated herein by reference

10.3

Form of Restricted Stock Purchase Agreement, dated as of June 20, 2019, filed by the Company on quarterly report on Form 10-Q for the period ended June 30, 2019, filed with the Securities Exchange Commission on August 4, 2019 and incorporated herein by reference

21.1*	List of Subsidiaries

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

MED SPA VACATIONS INC.

Dated: March 30, 2021	By:	/s/ John D. Rollo
	Name:	John D. Rollo
	Title:	President, Treasurer, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicate

Signature	Title	Date

/s/ John D. Rollo	President, Treasurer, Secretary, Director	March 30, 2021
(Principal Executive Officer, Principal Accounting and Financial Officer)

