Form 10-Q
period 2021-03-31
MED SPA VACATIONS INC.
filed 2021-04-21
CIK 1671077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2021

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

As of April 21, 2021, there were 10,005,000 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

MED SPA VACATIONS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

2

MED SPA VACATIONS, INC.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2021

MED SPA VACATIONS INC.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash	$115,178	$-
Total Current Assets	115,178	-

Total Assets	$115,178	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$5,922	$36,664
Due to related party	-	44,322
Note payable	150,000	-
Total Current Liabilities	155,922	80,986

Total Liabilities	155,922	80,986

Stockholders' Deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 10,005,000 shares and 14,350,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	10,005	14,350
Additional paid-in capital	395,296	272,445
Accumulated deficit	(446,045)	(367,781)
Total Stockholders' Deficit	(40,744)	(80,986)
Total Liabilities and Stockholders' Deficit	$115,178	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MED SPA VACATIONS INC.

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Operating Expenses
General and administrative	1,570	-
Professional fees	75,535	-
Total Operating Expenses	77,105	-

Loss from operations	(77,105)	-

Other Income (Expense)
Interest expense	(1,159)	-
Net Other Expense	(1,159)	-

Loss Before Provision for Income Taxes	(77,105)	-

Provision for Income Taxes	-	-
Net Loss	$(78,264)	$-

Net loss per common share: Basic and Diluted	$(0.01)	$-

Weighted average number of common shares outstanding: Basic and Diluted	11,743,000	14,350,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MED SPA VACATIONS INC.

Statements of Stockholders’ Deficit

(Unaudited)

For the Three Months Ended March 31, 2021

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31 2020	14,350,000	$14,350	$272,445	$(367,781)	$(80,986)

Cancellation of common stock	(4,345,000)	(4,345)	4,345	-	-
Debt forgiveness by related party	-	-	118,506	-	118,506
Net loss	-	-	-	(78,264)	(78,264)
Balance - March 31 2021	10,005,000	$10,005	$395,296	$(446,045)	$(40,744)

For the Three Months Ended March 31, 2020

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31 2019	14,350,000	$14,350	$272,445	$(321,123)	$(34,328)

Net loss	-	-	-	-	-
Balance - March 31 2020	14,350,000	$14,350	$272,445	$(321,123)	$(34,328)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MED SPA VACATIONS INC.

Statements of Cash Flow

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Cash Flows from Operating Activities
Net loss	$(78,264)	$-
Changes in operating assets and liabilities:
Expenses paid by related party	74,184	875
Accounts payable and accrued liabilities	(31,901)	(875)
Accrued note payable interest	1,159	-
Net cash used in operating activities	(34,822)	-

Cash Flows from Financing Activities
Proceed of promissory note payable	150,000	-
Net cash provided by Financing Activities	150,000	-

Net change in cash for period	115,178	-
Cash at beginning of period	-	8,842
Cash at end of period	$115,178	$8,842

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non Cash Investing and Financing Activities
Related party debt forgiven recorded as additional paid in capital	$118,506	$
Cancellation common stock	$4,345	$

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MED SPA VACATIONS INC.

Notes to the Unaudited Financial Statements

March 31, 2021

Note 1 - Organization, Description of Business

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

On February 4, 2021, Kynson Health Limited, a BVI entity (Kynson”), which was our majority stockholder, closed stock purchase and sale transactions pursuant to which Kynson sold an aggregate of 9,985,329 restricted shares of the Company’s Common Stock to eleven purchasers at a purchase price of $0.030044 per share, or an aggregate purchase price of $299,998.60 (the “Kynson Share Sale Transaction”). Upon the closing of the Kynson Share Sale Transaction, OuYang XingYing, who controlled Kynson, and was our President, Secretary and Treasurer and sole member of the Company’s board of the directors, resigned from all positions she held with the Company and, in connection with her resignation, she relinquished her roles as the Company’s “Principal Executive Officer” and “Principal Financial and Accounting Officer.” Effective immediately upon Ms. Yang’s resignation, John D. Rollo was appointed as the Company’s President, Secretary and Treasurer, and as the sole member of the Company’s board of the directors. In connection with his appointments, Mr. Rollo was designated as the “Principal Executive Officer” and “Principal Financial and Accounting Officer” of the Company for SEC reporting purposes. In connection with and as a condition to, the consummation of the Kynson Share Sale Transaction, eleven shareholders of the Company returned an aggregate of 4,345,000 shares of the Company’s Common Stock to the Company for cancellation, in consideration for $0.001 per share. As a result of the Kynson Share Sale Transaction and simultaneous cancellation of 4,345,000 shares by eleven stockholders, there was a change in control of the Company.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation of Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the period ended March 31, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 30, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $115,178and $0 in cash as of March 31, 2021 and December 31, 2020, respectively.

Note 2 – Going Concern

Going concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2021, the Company has reoccurring losses from operations, an accumulated deficit of $446,045 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2021.

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

Note 3 – Note Payable

On February 12, 2021, the Company received a loan in the amount of $150,000 (the “Loan”) from Hometown International Inc., a Nevada corporation (“Hometown”). To evidence the Loan, the Company issued a promissory note in the principal amount of $150,000 (the “Note”) to Hometown, with a maturity date of February 11, 2022. Interest accrues on the principal amount of the Note at the rate of six percent (6%) per annum, and shall be paid on a quarterly basis, in the amount of $2,250 per quarter, on the following dates: May 12, 2021, August 12, 2021, November 12, 2021 and February 11, 2022. The Company may prepay any amounts due under the Note without penalty or premium.

During the three months ended March 31, 2021, the Company recorded interest expense of $1,159. As of March 31, 2021, the Company recorded promissory note of $150,000 and accrued interest of $1,159.

Note 4 – Related Party Transactions

During the three months ended March 31, 2021 and 2020, the Company’s controlling shareholder advanced tbe Company an amount of $78,184and $875, respectively, to pay certain expenses on behalf of the Company.

On February 4, 2021, the former majority shareholder of the Company, which was controlled by the Company’s former sole officer and director, canceled and released the Company from $118,506it was owed.

During the three months ended March 31, 2021, the Company paid $1,000management fee to the Company’s sole Director and Officer.

Note 5 - Stockholders' Equity

On February 4, 2021, eleven shareholders of the Company returned an aggregate of 4,345,000 shares (the “Cancelled Shares”) of the Company’s Common Stock to the Company for cancellation, in consideration for $4,345 ($0.001per share). The Cancelled Shares were returned to the Company’s number of authorized and unissued shares of Common Stock.

As of March 31, 2021, and December 31, 2020, the Company had10,005,000and 14,350,000shares of Common Stock issued and outstanding, respectively.

Note 6 – Commitments

On February 5, 2021, the Company entered into a one-year consulting agreement (the “Tryon Consulting Agreement”) with Tryon Capital LLC, a North Carolina limited liability company (“Tryon”), pursuant to which Tryon will provide the Company with financial and strategic consulting services in consideration for a consulting fee of $2,500per month. The Tryon Consulting Agreement can be terminated by either party at any time, upon 30 days’ written notice.

On February 12, 2021, the Company entered into a one-year consulting agreement (the “Benzions Consulting Agreement”) with Benzions LLC, a Delaware limited liability company (“Benzions”), effective as of March 1, 2021, pursuant to which Benzions will provide certain strategic advisory and investor relations services to the Company in consideration for a consulting fee of $4,000per month. The Benzions Consulting Agreement can be terminated by either party, at any time, upon 30 days’ written notice.

Note 7 - Subsequent Events

None.

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

The Company is a shell company, as that term is defined in Rule 12b-2 of the Exchange Act of 1934, as amended. The Company is seeking a business combination with a private entity whose business would present an opportunity for its shareholders. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or that any transactions will be consummated.

On February 4, 2021, our controlling stockholder Kynson Health Limited, a company incorporated and existing under the law of the British Virgin Islands, closed stock purchase and sale transactions pursuant to which Kynson Health sold an aggregate of 9,985,329 restricted shares (the “Shares”) of the Company’s common stock, $0.001 par value per share, to eleven purchasers at a purchase price of $0.030044 per share, or an aggregate purchase price of $299,998.60 (the “Share Sale Transaction”). The shares represented approximately 99.8% of the Company’s issued and outstanding shares of common stock as of the date of the closing of the Share Sale Transaction, taking into account the share cancellations further described below.

On February 4, 2021, in connection with, and as a condition to, the consummation of the Share Sale Transaction, eleven shareholders of the Company returned an aggregate of 4,345,000 shares of the Company’s common stock to the Company for cancellation, in consideration for $0.001 per share. Said shares were returned to the Company’s number of authorized and unissued shares of common stock.

We have no revenues and limited cash on hand. We have sustained losses since inception. We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Our results of operations for the three months ended March 31, 2021 and 2020 are summarized below:

	Three Months Ended
	March 31,
	2021	2020	Change
Revenue	$-	$-	$-
Operating expenses	77,105	-	77,105
Other (income) expenses	1,159	-	1,159
Net loss	$(78,264)	$-	$77,105

Revenues and Other Income

During the three months ended March 31, 2021 and 2020, we did not realize any revenues from operations.

Operating Expenses

Operating expenses consisted entirely of professional fees of $75,535 and $1,570 general and administrative expenses during the three months ended March 31, 2021, compared to $0 during the three months ended March 31, 2020. This increase is primarily the result legal and consulting fees of $60,500 and other miscellaneous professional fees of $13,035 for maintaining reporting status with the Securities and Exchange Commission (“SEC”).

Other Expenses

Other expenses consisted $1,159 interest of promissory note payable of $150,000.

Net Losses

As a result of the foregoing, we incurred a net loss of $78,264, for the three months ended March 31, 2021, compared to a net loss of $0 for the corresponding the three months ended March 31, 2020.

Liquidity and Capital Resources

	March 31,	December 31,
	2021	2020	Change
Cash and cash equivalents	$115,178	$-	$115,178
Total Assets	$115,178	$-	$115,178
Total Liabilities	$155,922	$80,986	$74,936
Stockholders' Equity	$(40,744)	$(80,986)	$40,242
Working Capital	$(40,744)	$(80,986)	$40,242

As of the date of this report, we had yet to generate any revenues from our business operations.

As of March 31, 2021, we had current assets of $115,178, we had liabilities of $155,922, and our working capital deficit was $40,744. We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

To date, we have managed to keep our monthly cash flow requirement low for two reasons. First, our sole officer draws only a nominal salary at this time. Second, we have been able to keep our operating expenses to a minimum by operating in space provided at no expense by one of our shareholders.

We currently have no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have not yet generated any revenue and have incurred losses to date of $446,045. In addition, our current liabilities exceed our current assets by $40,744. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Cash Flows

	Three Months Ended
	March 31,
	2021	2020
Cash used in operating activities	$(34,822)	$-
Cash provided by Investing Activities	$-	$-
Cash provided by financing activities	$150,000	$-
Net Change In Cash	$115,178	$-

Operating Activities

For the three months ended March 31, 2021, net cash used in operating activities was $34,822, related to our net loss of $78,264, reduced by an increase in expenses paid by related party of $74,184 and increased by a decrease in accounts payable and accrued liabilities of $30,742.

For the three months ended March 31, 2020, net cash used in operating activities was $0, related to our net loss of $0, reduced by an increase in expenses paid by related party of $875 and increased by a decrease in accounts payable and accrued liabilities of $875.

During the three months ended March 31, 2021 and 2020, the Company’s sole Director and Officer paid $74,184 and $875, respectively, on behalf of the Company for business operation purpose.

Investing Activities

The Company did not use any funds for investing activities during the three months ended March 31, 2021 and 2020.

Financing Activities

The Company provided $150,000 and $0 by financing activities during the three months ended March 31, 2021 and 2020, respectively. On February 12, 2021, the Company received a loan in the amount of $150,000, with a maturity date of February 11, 2022.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted on the effectiveness of our internal control over financial reporting as of March 31, 2021, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, we did not sell any unregistered securities during the three-month period ended March 31, 2021, or subsequent period through the date hereof.

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

MED SPA VACATIONS INC.

Dated: April 21, 2021	By:	/s/ John D. Rollo
	Name:	John D. Rollo
	Title:	President, Treasurer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

