Form 10-Q
period 2021-06-30
MED SPA VACATIONS INC.
filed 2021-07-30
CIK 1671077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-210922

MED SPA VACATIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	47-5268172
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 W. 5th Street, Suite 800, PMB #59, Winston Salem, NC 27101

(Address of principal executive offices)

(845) 548-3280

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

As of July 30, 2021, there were 10,005,000 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

MED SPA VACATIONS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

2

MED SPA VACATIONS, INC.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2021

MED SPA VACATIONS INC.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash	$26,220	$-
Total Current Assets	26,220	-

Total Assets	$26,220	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$2,845	$36,664
Due to related party	-	44,322
Note payable	100,000	-
Total Current Liabilities	102,845	80,986

Total Liabilities	102,845	80,986

Stockholders' Deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 10,005,000 shares and 14,350,000 shares issued and outstanding at June 30,2021 and December 31, 2020, respectively	10,005	14,350
Additional paid-in capital	395,296	272,445
Accumulated deficit	(481,926)	(367,781)
Total Stockholders' Deficit	(76,625)	(80,986)
Total Liabilities and Stockholders' Deficit	$26,220	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MED SPA VACATIONS INC.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Operating Expenses
General and administrative	$2,871	$-	$4,441	$-
Professional fees	31,081	-	106,616	-
Total Operating Expenses	33,952	-	111,057	-

Loss from operations	(33,952)	-	(111,057)	-

Other Income (Expense)
Interest expense	(1,929)	-	(3,088)	-
Net Other Expense	(1,929)	-	(3,088)	-

Loss Before Provision for Income Taxes	(35,881)	-	(114,145)	-

Provision for Income Taxes	-	-	-	-
Net Loss	$(35,881)	$-	$(114,145)	$-

Net loss per common share: Basic and Diluted	$(0.00)	$-	$(0.01)	$-

Weighted average number of common shares outstanding: Basic and Diluted	10,005,000	14,350,000	10,869,199	14,350,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MED SPA VACATIONS INC.

Statements of Stockholders’ Deficit

(Unaudited)

For the Six Months Ended June 30, 2021

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31 2020	14,350,000	$14,350	$272,445	$(367,781)	$(80,986)
Cancellation of common stock	(4,345,000)	(4,345)	4,345	-	-
Debt forgiveness by related party	-	-	118,506	-	118,506
Net loss	-	-	-	(78,264)	(78,264)
Balance - March 31 2021	10,005,000	10,005	395,296	(446,045)	(40,744)
Net loss	-	-	-	(35,881)	(35,881)
Balance - June 30 2021	10,005,000	$10,005	$395,296	$(481,926)	$(76,625)

For the Six Months Ended June 30, 2020

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31 2019	14,350,000	$14,350	$272,445	$(321,123)	$(34,328)
Net loss	-	-	-	-	-
Balance - March 31 2020	14,350,000	14,350	272,445	(321,123)	(34,328)
Net loss	-	-	-	-	-
Balance - June 30 2020	14,350,000	$14,350	$272,445	$(321,123)	$(34,328)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MED SPA VACATIONS INC.

Statements of Cash Flow

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020

Cash Flows from Operating Activities
Net loss	$(114,145)	$-
Changes in operating assets and liabilities:
Expenses paid by related party	74,184	875
Accounts payable and accrued liabilities	(36,907)	(9,717)
Accrued note payable interest	3,088	-
Net cash used in operating activities	(73,780)	(8,842)

Cash Flows from Financing Activities
Repayment of promissory note payable	(150,000)	-
Proceed of promissory note payable	150,000	-
Proceed of promissory note payable - related party	100,000	-
Net cash provided by Financing Activities	100,000	-

Net change in cash for period	26,220	(8,842)
Cash at beginning of period	-	8,842
Cash at end of period	$26,220	$-

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$2,250	$-

Non Cash Investing and Financing Activities
Related party debt forgiven recorded as additional paid in capital	$118,506	$-
Cancellation of common stock	$4,345	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MED SPA VACATIONS INC.

Notes to the Unaudited Financial Statements

June 30, 2021

Note 1 - Organization, Description of Business

Med Spa Vacations, Inc, (the “Company”), was incorporated in the State of Nevada on October 5, 2015. The Company’s office address is 500 W. 5th Street, Suite 800, Winston Salem, NC 27101.

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

Change of Control

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

On May 21, 2021, John D. Rollo, the President, Treasurer and Secretary and the sole member of the Company’s board of directors (the “Board”), resigned from all positions he held with the Company. Effective immediately upon Mr. Rollo’s resignation, Irwin Schneidmill was appointed as the Company’s President, Secretary and Treasurer, and as the sole member of the Company’s board of the directors. In connection with his appointments, Mr. Schneidmill was designated as the “Principal Executive Officer” and “Principal Financial and Accounting Officer” of the Company for SEC reporting purposes.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation of Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the period ended June 30, 2021, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 30, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $26,220 and $0 in cash as of June 30, 2021, and December 31, 2020, respectively.

Note 2 – Going Concern

Going concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2021, the Company has reoccurring losses from operations, an accumulated deficit of $481,926 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2021.

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

Note 3 – Note Payable

Note payable

On February 12, 2021, the Company received a loan in the amount of $150,000 (the “Loan”) from Hometown International Inc., a Nevada corporation (“Hometown”). To evidence the Loan, the Company issued a promissory note in the principal amount of $150,000 (the “Note”) to Hometown, with a maturity date of February 11, 2022. Interest accrues on the principal amount of the Note at the rate of six percent (6%) per annum, and shall be paid on a quarterly basis, in the amount of $2,250 per quarter, on the following dates: May 12, 2021, August 12, 2021, November 12, 2021, and February 11, 2022. The Company may prepay any amounts due under the Note without penalty or premium. On May 12, 2021, the Company repaid in full all outstanding principal note of $150,000 and an interest of $2,250. The Company did not incur any early termination penalties as a result of the repayment of indebtedness and termination of the loan.

Note payable – related party

On May 10, 2021, The Company received a loan of $100,000 from Peter L. Coker, Sr., a shareholder of the Company. To evidence said loan, the Company issued to Mr. Coker a promissory note in the principal amount of $100,000 (the “Note”), with a maturity date of May 9, 2022. Interest on the Note accrues on the principal amount at the rate of six percent (6%) per annum, and shall be paid on a quarterly basis, in the amount of $1,500 per quarter, on the following dates: August 10, 2021, November 10, 2021, February 10, 2022, and May 10, 2022. The Company may prepay any amounts due under the Note without penalty or premium.

During the six months ended June 30, 2021, the Company recorded interest expense of $3,088 and repaid $2,250 interest. As of June 30, 2021, the outstanding balance of promissory note – related party and accrued interest were $100,000 and $838, respectively.

Note 4 – Related Party Transactions

(i)

During the six months ended June 30, 2021, and 2020, the Company’s controlling shareholder advanced to the Company an amount of $78,184 and $875, respectively, to pay certain expenses on behalf of the Company.

On February 4, 2021, the former majority shareholder of the Company, which was controlled by the Company’s former sole officer and director, canceled and released the Company from $118,506 it was owed.

(ii)	During the six months ended June 30, 2021, the Company paid $3,000 management fee to the Company’s sole Director and Officers.

Note 5 - Stockholders' Equity

On February 4, 2021, eleven shareholders of the Company returned an aggregate of 4,345,000 shares (the “Cancelled Shares”) of the Company’s Common Stock to the Company for cancellation. The Cancelled Shares were returned to the Company’s number of authorized and unissued shares of Common Stock.

As of June 30, 2021, and December 31, 2020, the Company had 10,005,000 and 14,350,000 shares of Common Stock issued and outstanding, respectively.

Note 6 – Commitments

On February 5, 2021, the Company entered into a one-year consulting agreement (the “Tryon Consulting Agreement”) with Tryon Capital LLC, a North Carolina limited liability company (“Tryon”), pursuant to which Tryon will provide the Company with financial and strategic consulting services in consideration for a consulting fee of $2,500 per month. The Tryon Consulting Agreement was terminated on June 18, 2021 with effective date of June 30, 2021. The Company and Tryon also agreed to release each other from any claims relating to the Tryon Consulting Agreement.

On February 12, 2021, the Company entered into a one-year consulting agreement (the “Benzions Consulting Agreement”) with Benzions LLC, a Delaware limited liability company (“Benzions”), effective as of March 1, 2021, pursuant to which Benzions will provide certain strategic advisory and investor relations services to the Company in consideration for a consulting fee of $4,000 per month. The Benzions Consulting Agreement was terminated on May 19, 2021 with effective date of immediately. The Company and Benzions also agreed that all responsibilities of the other party under the Benzions Consulting Agreement have been fully performed.

On June 18, 2018, the Company entered into a consulting agreement (the “Benchmark Consulting Agreement”) with Benchmark Capital, LLC, a New Jersey limited liability company (“Benchmark”), effective as of July 1, 2021, pursuant to which Benchmark will assist the Company in connection with all filling required by the Company to be made with the SEC, for a consulting fee of $2,500 per month. The Benchmark Consulting Agreement can be terminated by either party, at any time, upon 30 days’ written notice.

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

All references in this Form 10-Q to the “Company,” “we,” “us,” or “our,” are to Med Spa Vacations Inc.

General Overview

We were incorporated in the State of Nevada on October 5, 2015 to develop a business that specializes in marketing health and wellness vacations to both individuals and corporate groups looking to revitalize and develop a fuller day-to-day life. Our office address is 500 W. 5th Street, Suite 800, PMB #59, Winston Salem, NC 27101.

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

Recent Developments

As part of the restructuring of the Company’s management, the Company and Benzions, LLC, a Delaware limited liability company (“Benzions”), executed a Termination of Consulting Agreement on May 19, 2021, pursuant to which the parties agreed to terminate the Consulting Agreement, dated March 1, 2021, between the parties. The termination was effective immediately.

On May 10, 2021, the Company received a loan of $100,000 from Peter L. Coker, Sr., a shareholder of the Company. To evidence said loan, the Company issued to Mr. Coker a promissory note in the principal amount of $100,000 (the “Coker Note”), with a maturity date of May 9, 2022. Interest on the Coker Note accrues on the principal amount at the rate of six percent (6%) per annum, and shall be paid on a quarterly basis, in the amount of $1,500 per quarter, on the following dates: August 10, 2021, November 10, 2021, February 10, 2022, and May 10, 2022. The Company may prepay any amounts due under the Coker Note without penalty or premium. The proceeds were used by the Company to repay the note that was issued to Hometown International, Inc. (“Hometown”).

On May 12, 2021, the Company repaid in full all outstanding indebtedness owed pursuant to the promissory note, dated February 12, 2021, between the Company and Hometown (the “Hometown Note”). Although the Hometown Note was not due and payable until February 2022, the Company paid Hometown $150,000, plus interest in the amount of $2,250. The Company did not incur any early termination penalties as a result of the repayment of indebtedness and termination of the loan.

On May 21, 2021, John D. Rollo, the President, Treasurer and Secretary and the sole member of the Company’s board of directors (the “Board”), resigned from all positions he held with the Company. Effective immediately upon Mr. Rollo’s resignation, Irwin Schneidmill was appointed as the Company’s President, Secretary and Treasurer, and as the sole member of the Company’s board of the directors. There is no employment contract between the Company and Mr. Schneidmill and in consideration for his services, the Company is paying Mr. Schneidmill $1,000 per month.

On June 18, 2021, the Company, and Tyron Capital, LLC, a North Carolina limited liability company (“Tyron”), executed a Termination of Consulting Agreement, pursuant to which the parties agreed to terminate the Consulting Agreement, dated February 5, 2021, between the parties, such termination to be effective as of the close of business on June 30, 2021.

On June 18, 2021, the Company and Tyron also executed a Termination of Lease Agreement, pursuant to which the parties agreed to terminate the Lease Agreement, dated February 4, 2021, between the parties, such termination to be effective as of the close of business on June 30, 2021.

Results of Operations

Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020

Our results of operations for the three months ended June 30, 2021, and 2020 are summarized below:

	Three Months Ended
	June 30,
	2021	2020	Change
Revenue	$-	$-	$-
Operating expenses	33,952	-	33,952
Other expenses	1,929	-	1,929
Net loss	$35,881	$-	$35,881

Revenues

During the three months ended June 30, 2021, and 2020, we did not realize any revenues from operations.

Operating Expenses

Operating expenses consisted entirely of professional fees of $31,081 and $2,871 general and administrative expenses during the three months ended June 30, 2021, compared to $0 during the three months ended June 30, 2020. This increase is primarily the result legal and consulting fees of $24,500 and other miscellaneous professional fees of $6,581 for maintaining reporting status with the Securities and Exchange Commission (“SEC”).

Other Expenses

Other expenses consisted of $1,929 interest of promissory notes payable.

Net Loss

As a result of the foregoing, we incurred a net loss of $35,881 for the three months ended June 30, 2021, compared to a net loss of $0 for the corresponding the three months ended June 30, 2020.

Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020

Our results of operations for the six months ended June 30, 2021, and 2020 are summarized below:

	Six Months Ended
	June 30,
	2021	2020	Change
Revenue	$-	$-	$-
Operating expenses	$111,057	$-	111,057
Other expenses	3,088	-	3,088
Net loss	$114,145	$-	$114,145

Revenues

During the six months ended June 30, 2021, and 2020, we did not realize any revenues from operations.

Operating Expenses

Operating expenses consisted entirely of professional fees of $106,616 and $4,441 general and administrative expenses during the six months ended June 30, 2021, compared to $0 during the six months ended June 30, 2020. This increase is primarily the result legal and consulting fees of $85,000 and other miscellaneous professional fees of $21,616 for maintaining reporting status with the Securities and Exchange Commission (“SEC”).

Other Expenses

Other expenses consisted of $3,088 interest of promissory notes payable.

Net Loss

As a result of the foregoing, we incurred a net loss of $114,145, for the six months ended June 30, 2021, compared to a net loss of $0 for the corresponding the six months ended June 30, 2020.

Liquidity and Capital Resources

	June 30,	December 31,
	2021	2020	Change
Cash	$26,220	$-	$26,220
Total Assets	$26,220	$-	$26,220
Total Liabilities	$102,845	$80,986	$21,859
Stockholders' Deficit	$(76,625)	$(80,986)	$4,361
Working Capital Deficiency	$(76,625)	$(80,986)	$4,361

As of the date of this report, we had yet to generate any revenues from our business operations.

As of June 30, 2021, we had current assets of $26,220, we had liabilities of $102,845, and our working capital deficit was $76,625. We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have not yet generated any revenue and have incurred losses to date of $481,926. In addition, our current liabilities exceed our current assets by $76,625. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Cash Flows

	Six Months Ended
	June 30,
	2021	2020
Cash used in operating activities	$(73,780)	$(8,842)
Cash provided by Investing Activities	$-	$-
Cash provided by financing activities	$100,000	$-
Net Change In Cash	$26,220	$(8,842)

Operating Activities

For the six months ended June 30, 2021, net cash used in operating activities was $73,780, related to our net loss of $114,145, reduced by an increase in expenses paid by related party of $74,184 and increased by a decrease in accounts payable and accrued liabilities of $33,819.

For the six months ended June 30, 2020, net cash used in operating activities was $8,842, related to our net loss of $0, reduced by an increase in expenses paid by related party of $875 and increased by a decrease in accounts payable and accrued liabilities of $9,717.

During the six months ended June 30, 2021, and 2020, the Company’s sole Director and Officer paid $74,184 and $875, respectively, on behalf of the Company for business operation purpose.

Investing Activities

The Company did not use any funds for investing activities during the six months ended June 30, 2021, and 2020.

Financing Activities

The Company provided $100,000 and $0 by financing activities during the six months ended June 30, 2021, and 2020, respectively. During the six months ended June 30, 2021, the Company received a loan in the amount of $150,000, a loan from related party in the amount of $100,000 and repaid in full all outstanding principal loan of $150,000 and an interest of $2,250.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted on the effectiveness of our internal control over financial reporting as of June 30, 2021, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, we did not sell any unregistered securities during the three-month period ended June 30, 2021, or subsequent period through the date hereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.	Description

4.1

Promissory Note, dated May 10, 2021, issued by Med Spa Vacations Inc. to Peter L. Coker, Sr, in the principal amount of $100,000, filed by the Company on current report on Form 8-K dated May 10, 2021 and incorporated herein by reference

10.1

Termination of Consulting Agreement, dated May 19, 2021, by and between Med Spa Vacations Inc. and Benzions LLC. (filed by the Company on current report on Form 8-K dated May 10, 2021 and incorporated herein by reference)

10.2

Termination of Consulting Agreement, effective as of June 30, 2021, by and between the Company and Tryon Capital, LLC (filed by the Company on current report on Form 8-K dated June 30, 2021 and incorporated herein by reference)

10.3

Termination of Lease Agreement, effective as of June 30, 2021, by and between the Compnay and Tyron Capital, LLC (filed by the Company on current report on Form 8-K dated June 30, 2021 and incorporated herein by reference)

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

MED SPA VACATIONS INC.

Dated: July 30, 2021	By:	/s/ Irwin Schneidmill
	Name:	Irwin Schneidmill
	Title:	President, Treasurer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

