Form 10-Q
period 2021-09-30
MED SPA VACATIONS INC.
filed 2021-11-12
CIK 1671077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2021

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

As of November 3, 2021, there were 10,005,000 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

MED SPA VACATIONS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

2

MED SPA VACATIONS, INC.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MED SPA VACATIONS INC.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash	$15,029	$-
Total Current Assets	15,029	-

Total Assets	$15,029	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$507	$36,664
Accrued interest - related party	856	-
Due to related party	-	44,322
Note payable - related party	115,000	-
Total Current Liabilities	116,363	80,986

Total Liabilities	116,363	80,986

Commitments and Contingencies (Note 6)

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 10,005,000 shares and 14,350,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	10,005	14,350
Additional paid-in capital	395,296	272,445
Accumulated deficit	(506,635)	(367,781)
Total Stockholders’ Deficit	(101,334)	(80,986)
Total Liabilities and Stockholders’ Deficit	$15,029	$-

 The accompanying notes to the unaudited financial statements are an integral part of these statements.

MED SPA VACATIONS INC.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Operating Expenses
General and administrative	$770	$-	$2,211	$-
Management fees - related party	3,000	-	6,000	-
Professional fees	19,421	-	126,037	-
Total Operating Expenses	23,191	-	134,248	-

Loss from operations	(23,191)	-	(134,248)	-

Other Income (Expense)
Interest expense	-	-	(2,250)	-
Interest expense - related party	(1,518)		(2,356)
Net Other Expense	(1,518)	-	(4,606)	-

Loss Before Provision for Income Taxes	(24,709)	-	(138,854)	-

Provision for Income Taxes	-	-	-	-

Loss from Discontinued Operation, Net of Tax Benefits	-	-		-

Net Loss	$(24,709)	$-	$(138,854)	$-

Net loss per common share: Basic and Diluted	$(0.00)	$-	$(0.01)	$-

Weighted average number of common shares outstanding: Basic and Diluted	10,005,000	14,350,000	10,577,967	14,350,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MED SPA VACATIONS INC.

Statements of Stockholders’ Deficit

(Unaudited)

For the Nine Months Ended September 30, 2021

			Additional		Total
	Common stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31 2020	14,350,000	$14,350	$272,445	$(367,781)	$(80,986)
Cancellation of common stock	(4,345,000)	(4,345)	4,345	-	-
Debt forgiveness by related party	-	-	118,506	-	118,506
Net loss	-	-	-	(78,264)	(78,264)
Balance - March 31 2021	10,005,000	10,005	395,296	(446,045)	(40,744)
Net loss	-	-	-	(35,881)	(35,881)
Balance - June 30 2021	10,005,000	$10,005	$395,296	$(481,926)	$(76,625)
Net loss	-	-	-	(24,709)	(24,709)
Balance - September 30 2021	10,005,000	$10,005	$395,296	$(506,635)	$(101,334)

For the Nine Months Ended September 30, 2020

			Additional		Total
	Common stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31 2019	14,350,000	$14,350	$272,445	$(321,123)	$(34,328)
Net loss	-	-	-	-	-
Balance - March 31 2020	14,350,000	14,350	272,445	(321,123)	(34,328)
Net loss	-	-	-	-	-
Balance - June 30 2020	14,350,000	$14,350	$272,445	$(321,123)	$(34,328)
Net loss	-	-	-	-	-
Balance - September 30 2020	14,350,000	$14,350	$272,445	$(321,123)	$(34,328)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MED SPA VACATIONS INC.

Statements of Cash Flow

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020

Cash Flows from Operating Activities
Net loss	$(138,854)	$-
Changes in operating assets and liabilities:
Expenses paid by related party	74,184	875
Accounts payable and accrued liabilities	(36,157)	(9,717)
Accrued interest - related party	856	-
Net cash used in operating activities	(99,971)	(8,842)

Cash Flows from Financing Activities
Proceed of promissory note payable	150,000	-
Repayment of promissory note payable	(150,000)	-
Proceed of promissory note payable - related party	115,000	-
Net cash provided by Financing Activities	115,000	-

Net change in cash for period	15,029	(8,842)
Cash at beginning of period	-	8,842
Cash at end of period	$15,029	$-

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$3,750	$-

Non Cash Investing and Financing Activities
Related party debt forgiven recorded as additional paid in capital	$118,506	$-
Cancellation of common stock	$4,345	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MED SPA VACATIONS INC.

Notes to the Unaudited Financial Statements

September 30, 2021

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation of Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the period ended September 30, 2021, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 30, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $15,029 and $0 in cash as of September 30, 2021 and December 31, 2020, respectively.

Note 2 – Going Concern

Going concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2021, the Company has reoccurring losses from operations, an accumulated deficit of $506,635 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2021.

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

On September 28, 2021, the Company received a loan of $15,000 from Peter L. Coker, Sr., a shareholder of the Company. To evidence said loan, the Company issued to Mr. Coker a promissory note in the principal amount of $15,000 (the “Note”), with a maturity date of September 27, 2022. Interest on the Note accrues on the principal amount at the rate of six percent (6%) per annum, and shall be paid on a quarterly basis, in the amount of $225 per quarter, on the following dates: December 28, 2021, March 28, 2022, June 28, 2022, and September 27, 2022. The Company may prepay any amounts due under the Note without penalty or premium.

During the nine months ended September 30, 2021, the Company recorded interest expense of $2,356 and repaid $1,500 interest. As of September 30, 2021, the outstanding balance of promissory note – related party and accrued interest were $115,000 and $856, respectively.

Note 4 – Related Party Transactions

(i)

During the nine months ended September 30, 2021, and 2020, the Company’s controlling shareholder advanced to the Company an amount of $78,184 and $875, respectively, to pay certain expenses on behalf of the Company.

On February 4, 2021, the former majority shareholder of the Company, which was controlled by the Company’s former sole officer and director, canceled and released the Company from $118,506 it was owed.

(ii)

During the nine months ended September 30, 2021, the Company paid $2,000 management fees to the former Director of the Company who resigned on May 21, 2021 and paid $4,000 management fees to the Director of the Company who was appointed on May 21, 2021.

Note 5 - Stockholders’ Equity

On February 4, 2021, eleven shareholders of the Company returned an aggregate of 4,345,000 shares (the “Cancelled Shares”) of the Company’s Common Stock to the Company for cancellation. The Cancelled Shares were returned to the Company’s number of authorized and unissued shares of Common Stock.

As of September 30, 2021, and December 31, 2020, the Company had 10,005,000 and 14,350,000 shares of Common Stock issued and outstanding, respectively.

Note 6 – Commitments

On February 5, 2021, the Company entered into a one-year consulting agreement (the “Tryon Consulting Agreement”) with Tryon Capital LLC, a North Carolina limited liability company (“Tryon”), pursuant to which Tryon will provide the Company with financial and strategic consulting services in consideration for a consulting fee of $2,500 per month. The Tryon Consulting Agreement was terminated on June 18, 2021 with effective date of June 30, 2021. The Company and Tryon also agreed to release each other from any claims relating to the Tryon Consulting Agreement. During the nine months ended September 30, 2021, the Company incurred consulting fees of $12,500.

On February 12, 2021, the Company entered into a one-year consulting agreement (the “Benzions Consulting Agreement”) with Benzions LLC, a Delaware limited liability company (“Benzions”), effective as of March 1, 2021, pursuant to which Benzions will provide certain strategic advisory and investor relations services to the Company in consideration for a consulting fee of $4,000 per month. The Benzions Consulting Agreement was terminated on May 19, 2021 with effective date of immediately. The Company and Benzions also agreed that all responsibilities of the other party under the Benzions Consulting Agreement have been fully performed. During the nine months ended September 30, 2021, the Company incurred consulting fees of $12,000.

On June 18, 2018, the Company entered into a consulting agreement (the “Benchmark Consulting Agreement”) with Benchmark Capital, LLC, a New Jersey limited liability company (“Benchmark”), effective as of July 1, 2021, pursuant to which Benchmark will assist the Company in connection with all filling required by the Company to be made with the SEC, for a consulting fee of $2,500 per month. The Benchmark Consulting Agreement can be terminated by either party, at any time, upon 30 days’ written notice. During the nine months ended September 30, 2021, the Company incurred consulting fees of $7,500 and the amount due to the consultant was $500 as of September 30, 2021.

Note 7 – Subsequent Events

On October 27, 2021, the Company received a loan of $5,250 from Peter L. Coker, Sr., a shareholder of the Company. To evidence said loan, the Company issued to Mr. Coker a promissory note in the principal amount of $5,250, with a maturity date of October 26, 2022. Interest on the note accrues on the principal amount at the rate of six percent (6%) per annum, and shall be paid on a quarterly basis, in the amount of $78.75 per quarter, on the following dates: January 27, 2022, April 27, 2022, July 27, 2022 and October 26, 2022.

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

Results of Operations

Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020

Our results of operations for the three months ended September 30, 2021 and 2020 are summarized below:

	Three Months Ended
	September 30,
	2021	2020	Change
Revenue	$-	$-	$-
Operating expenses	23,191	-	23,191
Other expenses	1,518	-	1,518
Net loss	$(24,709)	$-	$(24,709)

Revenue

During the three months ended September 30, 2021 and 2020, we did not generate any revenues from operations.

Operating Expenses

Operating expenses consisted of professional fees of $19,421, management fees of $3,000 and general and administrative expenses of $770 during the three months ended September 30, 2021, compared to operating expenses of $0 during the three months ended September 30, 2020. We did not incur any expenses during the three months ended September 30, 2020, as the Company was delinquent with its SEC filings.

Other Expenses

Other expenses consisted of $1,518 in interest on promissory notes.

Net Loss

As a result of the foregoing, we incurred a net loss of $24,709 for the three months ended September 30, 2021, compared to a net loss of $0 for the three months ended September 30, 2020.

Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020

Our results of operations for the nine months ended September 30, 2021 and 2020 are summarized below:

	Nine Months Ended
	September 30,
	2021	2020	Change
Revenue	$-	$-	$-
Operating expenses	134,248	-	134,248
Other expenses	4,606	-	4,606
Net loss	$(138,854)	$-	$(138,854)

Revenues

During the nine months ended September 30, 2021 and 2020, we did not generate any revenues from operations.

Operating Expenses

Operating expenses consisted of professional fees of $126,037, management fees of $6,000 and general and administrative expenses of $2,211 during the nine months ended September 30, 2021, compared to operating expenses of $0 during the nine months ended September 30, 2020. We did not incur any expenses during the nine months ended September 30, 2020 as the Company was delinquent with its SEC filings.

Other Expenses

Other expenses consisted of $4,606 in interest on promissory notes.

Net Loss

As a result of the foregoing, we incurred a net loss of $138,854 for the nine months ended September 30, 2021, compared to a net loss of $0 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

	September 30,	December 31,
	2021	2020	Change
Cash	$15,029	$-	$15,029
Total Assets	$15,029	$-	$15,029
Total Liabilities	$116,363	$80,986	$35,377
Stockholders’ Deficit	$(101,334)	$(80,986)	$(20,348)
Working Capital Deficit	$(101,334)	$(80,986)	$(20,348)

As of the date of this report, we had yet to generate any revenues from our business operations.

As of September 30, 2021, we had current assets of $15,029, current liabilities of $116,363, and our working capital deficit was $101,334. The increase in working capital deficit during the nine months ended September 30, 2021 was mainly due to an increase in notes payable related to promissory notes issued to a related party of $115,000 and offset by a decrease in due to related party of $44,322 and accounts payable and accrued liabilities of $36,157. We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

To date, we have managed to keep our monthly cash flow requirement low for two reasons. First, our sole officer draws only a nominal salary at this time. Second, we have been able to keep our operating expenses to a minimum by operating in space provided at no or nominal expense by our shareholders or consultants.

We currently have no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have not yet generated any revenue and have incurred losses to date of $506,635. In addition, our current liabilities exceed our current assets by $101,334. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Cash Flows

	Nine Months Ended
	September 30,
	2021	2020
Cash used in operating activities	$(99,971)	$(8,842)
Cash provided by Investing Activities	$-	$-
Cash provided by financing activities	$115,000	$-
Net Change In Cash	$15,029	$(8,842)

Operating Activities

For the nine months ended September 30, 2021, net cash used in operating activities was $99,971, related to our net loss of $138,854, increased by a decrease in accounts payable and accrued liabilities of $36,157 and reduced by an increase in expenses paid by related party of $74,184 and an increase in accrued interest payable to related party of $856.

For the nine months ended September 30, 2020, net cash used in operating activities was $8,842, related to our net loss of $0, increased by an increase in expenses paid by related party of $875 and reduced by a decrease in accounts payable and accrued liabilities of $9,717.

During the nine months ended September 30, 2021 and 2020, the Company’s sole director and officer paid $74,184 and $875, respectively, on behalf of the Company for business operation purpose.

Investing Activities

The Company did not use any funds for investing activities during the nine months ended September 30, 2021 and 2020.

Financing Activities

The Company provided $115,000 and $0 by financing activities during the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, the Company received a loan in the amount of $150,000, a loan from related party in the amount of $115,000 and repaid in full all outstanding principal loan of $150,000 and accrued interest of $2,250.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted on the effectiveness of our internal control over financial reporting as of September 30, 2021, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, we did not sell any unregistered securities during the three-month period ended September 30, 2021, or subsequent period through the date hereof.

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

MED SPA VACATIONS INC.

Dated: November 12, 2021	By:	/s/ Irwin Schneidmill
	Name:	Irwin Schneidmill
	Title:	President, Treasurer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

