Form 10-K
period 2021-12-31
MED SPA VACATIONS INC.
filed 2022-03-24
CIK 1671077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-210922

MED SPA VACATIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	47-5268172
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

 500 W. 5th Street, Suite 800, PMB #59

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, 2,360,774 shares of the registrant's common stock, par value $0.001 per share (“Common Stock”), were held by non-affiliates of the registrant. No market value has been computed based upon the fact that no active trading market has been established.

As of March 23, 2022, there were 10,005,000 shares of the registrant's Common Stock issued and outstanding.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	our status as a company in its early stages of development;

•	our selection of a prospective target business or asset;

•	our issuance of our capital shares or incurrence of debt to complete a business combination;

•	our ability to have our securities quoted on the OTC Markets or listed on a national exchange following our business combination;

•	our ability to consummate an attractive business combination due to our limited resources and the significant competition for business combination opportunities;

•	conflicts of interest of our officers and directors;

•	potential current or future affiliations of our officers and directors with competing businesses;

•	our ability to obtain additional financing if necessary;

•	the control by our existing stockholders of a substantial interest in us;

•	our dependence on our key personnel;

•	our dependence on a single company after our business combination;

•	business and market outlook;

•	our and our customers’ business strategies following the consummation of a business combination;

•	obtaining permits and other regulatory risks following the consummation of a business combination;

•	foreign currency fluctuations and overall political risk in foreign jurisdictions following the consummation of a business combination;

•	operating and capital expenditures by us following the consummation of a business combination;

•	our competitive position following the consummation of a business combination;

•	outcomes of legal proceedings following the consummation of a business combination;

•	expected results of operations and/or financial position following the consummation of a business combination;

•	future effective tax rates; and

•	compliance with applicable laws

These risks and others described under “Risk Factors” are not exhaustive.

Given these uncertainties, readers of this Annual Report on Form 10-K (“Annual Report”) and investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments. All references in this Annual Report to the “Company,” “Med Spa,” “we,” “us,” or “our,” are to Med Spa Vacations, Inc.

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

On June 20, 2019, Mr. Ma, closed stock purchase and sale transactions pursuant to which he sold an aggregate of 10,000,000 restricted shares of the Company’s Common Stock, to certain purchasers at a purchase price of $0.035 per share, or an aggregate purchase price of $350,000. In connection with the closing of the stock purchase transactions, Mr. Ma resigned from all of the positions he held with the Company, effective as of the closing of the stock purchase transactions. One of the purchasers of restricted shares, Kynson Health Limited, a BVI entity (“Kynson”), purchased 9,985,329 restricted shares for an aggregate purchase price of approximately $349,486. Kynson is owned 100% by OuYang XingYing, who was appointed as the Company’s President, Secretary and Treasurer and director on June 20, 2019, upon the closing of the stock purchase and sale transactions and resignation of Mr. Ma. In connection with her officer appointments, Ms. Yang was designated as the “Principal Executive Officer” and “Principal Financial and Accounting Officer) of the Company for Securities and Exchange Commission (“SEC”) reporting purposes.

On February 4, 2021, Kynson closed stock purchase and sale transactions pursuant to which Kynson sold an aggregate of 9,985,329 restricted shares of the Company’s Common Stock to eleven purchasers at a purchase price of $0.030044 per share, or an aggregate purchase price of $299,998.60. Upon the closing of the stock purchase and sale transaction, Ms. Yang resigned from all positions she held with the Company and, in connection with her resignation, she relinquished her roles as the Company’s “Principal Executive Officer” and “Principal Financial and Accounting Officer.” Effective immediately upon Ms. Yang’s resignation, John D. Rollo was appointed as the Company’s President, Secretary and Treasurer, and as the sole member of the Company’s board of the directors (“Board”). In connection with his appointments, Mr. Rollo was designated as the “Principal Executive Officer” and “Principal Financial and Accounting Officer” of the Company for SEC reporting purposes. In connection with and as a condition to, the consummation of this stock purchase and sale transaction, eleven shareholders of the Company returned an aggregate of 4,345,000 shares of the Company’s Common Stock to the Company for cancellation, in consideration for $0.001 per share. As a result of this stock and purchase transaction and simultaneous cancellation of 4,345,000 shares by eleven stockholders, there was a change in control of the Company.

On May 21, 2021, Mr. Rollo resigned as the Company’s President, Treasurer, Secretary, and sole member of the Board.  In connection with Mr. Rollo’s resignation, he relinquished his roles as the Company’s “Principal Executive Officer” and “Principal Financial and Accounting Officer” for SEC reporting purposes.  Effective immediately upon Mr. Rollo’s resignation, Irwin Schneidmill was appointed as the Company’s President, Secretary and Treasurer, and as the sole member of the Company’s Board. In connection with his appointments, Mr. Schneidmill was designated as the “Principal Executive Officer” and “Principal Financial and Accounting Officer” of the Company for SEC reporting purposes.

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

Employees

We presently have no employees apart from Irwin Schneidmill, our sole officer and director. Mr. Schneidmill is engaged in outside business activities and anticipates that he will devote to our business limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

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

Since inception, we have had no revenue. On December 31, 2021, we had an accumulated deficit of $532,987. These factors raise substantial doubt about our ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with, and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. We plan to comply with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Markets, one of the national securities exchanges, and the inability of registered broker-dealers to make a market in our Common Stock, which would further reduce our stock price.

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

Irwin Schneidmill is our sole officer and director. We have no directors that are “independent” as that term is defined in the rules of any national securities exchange. As a result, we do not have an audit, compensation or nominating and corporate governance committee. The functions of such committees would perform are performed by the Board as a whole. Consequently, there is a potential conflict of interest in Board decisions that may adversely affect our ability to become a listed security on a national securities exchange and as a result adversely affect the liquidity of our Common Stock.

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

We do not have a class of our securities registered under Section 12 of the Exchange Act. Until we do, or we become subject to Section 15(d) of the Exchange Act, we will be a voluntary filer.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not currently own any property. Our principal office is located at 500 W. 5th Street, Suite 800, PMB #59, Winston Salem, NC 27101. On July 1, 2021, we entered into a six-month lease agreement with a consultant of ours, pursuant to which we are renting our office space for $300 per month. As of January 1, 2022, we extended the lease for an additional six-month period.  This lease can be terminated by either party at any time, with 30 days written notice. We believe our current office space is sufficient for our current needs.

ITEM 3. LEGAL PROCEEDINGS

We know of no active or pending legal proceedings against us, nor are we involved as a plaintiff in any proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is currently quoted on the Pink tier of OTC Markets under the symbol “MDVP.” However, there is currently no trading market for our Common Stock and there is no assurance that a regular trading market will ever develop.

Holders

As of March 23, 2022, there were 63 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

None.

Rule 10B-18 Transactions

During the year ended December 31, 2021, neither the Company nor any affiliated purchaser of the Company, purchased any equity securities of the Company that are registered pursuant to Section 12 of the Exchange Act.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS SECTION OF THE ANNUAL REPORT INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. FORWARD-LOOKING STATEMENTS ARE OFTEN IDENTIFIED BY WORDS LIKE: “BELIEVE,” “EXPECT,” “ESTIMATE,” “ANTICIPATE,” “INTEND,” “PROJECT” AND SIMILAR EXPRESSIONS, OR WORDS THAT, BY THEIR NATURE, REFER TO FUTURE EVENTS. YOU SHOULD NOT PLACE UNDUE CERTAINTY ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS PROSPECTUS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR OUR PREDICTIONS.

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

We do not have any subsidiaries.

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Our results of operations for the years ended December 31, 2021 and 2020 are summarized below:

	Years Ended
	December 31,
	2021	2020	Change
Revenue	$-	$-	$-
Operating expenses	158,760	46,658	112,102
Other expenses	6,446	-	6,446
Net loss	$(165,206)	$(46,658)	$(118,548)

Revenues

During the years ended December 31, 2021 and 2020, we did not realize any revenues from operations.

Operating Expenses

Operating expenses for the years ended December 31, 2021 and 2020 were $158,760 and $46,658, respectively. For the year ended December 31, 2021, the operating expenses consisted of professional fees of $146,703, management fees of $9,000 and general and administrative expenses of $3,057. For the year ended December 31, 2020, the operating expenses consisted of professional fees of $46,658.

The increase is primarily the result of legal and consulting fees of $103,617, management fees of $9,000 and other miscellaneous expenses of $6,505 reduced by a decrease in professional fees of $7,020 for maintaining reporting status with the Securities and Exchange Commission (“SEC”).

Other Expenses

Other expenses consisted of $6,446 in interest on promissory notes.

Net Loss

As a result of the foregoing, we incurred a net loss of $165,206 for the year ended December 31, 2021, compared to a net loss of $46,658 for the year ended December 31, 2020.

Liquidity and Capital Resources

	December 31,	December 31,
	2021	2020	Change
Cash	$2,266	$-	$2,266
Total Assets	$2,266	$-	$2,266
Total Liabilities	$129,952	$80,986	$48,966
Stockholders' Deficit	$(127,686)	$(80,986)	$(46,700)
Working Capital Deficit	$(127,686)	$(80,986)	$(46,700)

As of the date of this report, we had yet to generate any revenues from our business operations.

As of December 31, 2021, we had current assets of $2,266, current liabilities of $129,952, and our working capital deficit was $127,686. The increase in working capital deficit during the year ended December 31, 2021 was mainly due to an increase in notes payable related to promissory notes issued to a related party of $128,750, accrued interest of $1,196 and offset by a decrease in due to related party of $44,322 and accounts payable and accrued liabilities of $36,658. We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have not yet generated any revenue and have incurred accumulated losses to date of $532,987. In addition, our current liabilities exceed our current assets by $127,686. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Cash Flows

	Years Ended
	December 31,
	2021	2020
Cash used in operating activities	$(126,484)	$(8,842)
Cash provided by Investing Activities	$-	$-
Cash provided by financing activities	$128,750	$-
Net Change In Cash	$2,266	$(8,842)

Operating Activities

For the year ended December 31, 2021, net cash used in operating activities was $126,484, related to our net loss of $165,206, increased by a decrease in accounts payable and accrued liabilities of $36,658 and reduced by an increase in expenses paid by related party of $74,184 and an increase in accrued interest payable to related party of $1,196.

For the year ended December 31, 2020, net cash used in operating activities was $8,842, related to our net loss of $46,658, reduced by an increase in expenses paid by related party of $10,875 and an increase in accounts payable of $26,941.

During the years ended December 31, 2021 and 2020, the Company’s former sole director and officer paid $74,184 and $10,875, respectively, on behalf of the Company for business operation purpose.

Investing Activities

The Company did not use any funds for investing activities during the years ended December 31, 2021 and 2020.

Financing Activities

The Company provided $128,750 and $0 by financing activities during the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, the Company received a loan in the amount of $150,000 and loans from related parties in the amount of $128,750. During the year ended December 31, 2021, the Company repaid in full all outstanding principal loan of $150,000 and accrued interest of $2,250 and repaid related party accrued interest of $3,000.

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

FOR THE YEAR ENDED DECEMBER 31, 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Med Spa Vacations, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Med Spa Vacations, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

March 24, 2022

MED SPA VACATIONS INC.

Balance Sheets

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash	$2,266	$-
Total Current Assets	2,266	-

Total Assets	$2,266	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$6	$36,664
Accrued interest - related party	1,196	-
Due to related party	-	44,322
Note payable - related party	128,750	-
Total Current Liabilities	129,952	80,986

Total Liabilities	129,952	80,986

Stockholders' Deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 10,005,000 shares and 14,350,000 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	10,005	14,350
Additional paid-in capital	395,296	272,445
Accumulated deficit	(532,987)	(367,781)
Total Stockholders' Deficit	(127,686)	(80,986)
Total Liabilities and Stockholders' Deficit	$2,266	$-

The accompanying notes are an integral part of these financial statements.

MED SPA VACATIONS INC.

Statements of Operations

	Years Ended
	December 31,
	2021	2020

Operating Expenses
General and administrative	$3,057	$-
Management fees - related party	9,000	-
Professional fees	146,703	46,658
Total Operating Expenses	158,760	46,658

Loss from operations	(158,760)	(46,658)

Other Income (Expense)
Interest expense	(2,250)	-
Interest expense - related party	(4,196)
Net Other Expense	(6,446)	-

Net Loss	$(165,206)	$(46,658)

Net loss per common share: Basic and Diluted	$(0.02)	$(0.00)

Weighted average number of common shares outstanding: Basic and Diluted	10,433,548	14,350,000

The accompanying notes are an integral part of these financial statements.

MED SPA VACATIONS INC.

Statements of Stockholders Deficit

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	14,350,000	14,350	272,445	(321,123)	(34,328)

Net loss	-	-	-	(46,658)	(46,658)
Balance, December 31, 2020	14,350,000	14,350	272,445	(367,781)	(80,986)

Cancellation of common stock	(4,345,000)	(4,345)	4,345	-	-
Debt forgiveness by related party	-	-	118,506	-	118,506
Net loss	-	-	-	(165,206)	(165,206)
Balance, December 31, 2021	10,005,000	$10,005	$395,296	$(532,987)	$(127,686)

The accompanying notes are an integral part of these financial statements.

MED SPA VACATIONS INC.

Statements of Cash Flows

	Years Ended
	December 31,
	2021	2020

Cash Flows from Operating Activities
Net loss	$(165,206)	$(46,658)
Changes in operating assets and liabilities:
Expenses paid by related party	74,184	10,875
Accounts payable	(36,658)	26,941
Accrued interest - related party	1,196	-
Net cash used in operating activities	(126,484)	(8,842)

Cash Flows from Financing Activities
Proceed of promissory note payable	150,000	-
Repayment of promissory note payable	(150,000)	-
Proceed of promissory note payable - related party	128,750	-
Net cash provided by Financing Activities	128,750	-

Net change in cash for period	2,266	(8,842)
Cash at beginning of period	-	8,842
Cash at end of period	$2,266	$-

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$5,250	$-

Non Cash Investing and Financing Activities
Related party debt forgiven recorded as additional paid in capital	$118,506	$-
Cancellation of common stock	$4,345	$-

The accompanying notes are an integral part of these financial statements.

MED SPA VACATIONS INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Going concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2021, the Company has reoccurring losses from operations, an accumulated deficit of $532,987 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $2,266 and $0 in cash as of December 31, 2021 and 2020, respectively.

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

 Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of December 31, 2021 and 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Earnings (Loss) per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share,” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. During the year ended December 31, 2021 and 2020, the Company had no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

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

As of December 31, 2021, and 2020, no shares of Preferred Stock issued and outstanding.

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

As of December 31, 2021, and 2020, there are 10,005,000 and 14,350,000 shares of Common Stock issued and outstanding.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2021 and 2020 are as follows:

	December 31,	December 31,
	2021	2020
Net operating loss carry forward	$(532,987)	$(367,781)
Effective Tax rate	21%	21%
Deferred tax assets	111,927	77,234
Valuation allowance	(111,927)	(77,234)
Net deferred tax assets	$-	$-

As of December 31, 2021, the Company had approximately $532,000 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire 2039. NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards are subject to annual limitations following greater than 50% ownership changes.

The Company’s tax returns are subject to examination by tax authorities for the years ended December 31, 2015 to December 31, 2021.

NOTE 5 - RELATED PARTY TRANSACTIONS

•	During the years ended December 31, 2021, and 2020, the Company’s controlling former shareholder advanced to the Company an amount of $78,184 and $10,875, respectively, to pay certain expenses on behalf of the Company.

•	On February 4, 2021, the former majority shareholder of the Company, which was controlled by the Company’s former sole officer and director, canceled and released the Company from $118,506 it was owed.

•	During the years ended December 31, 2021, the Company paid $2,000 management fees to the former Director of the Company who resigned on May 21, 2021 and paid $7,000 management fees to the Director of the Company who was appointed on May 21, 2021.

•	As of December 31, 2021 and December 31, 2020, there were $0 and $44,322 due to related parties, respectively. The loans are non-interest bearing and due on demand.

NOTE 6 - NOTE PAYABLE

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

On October 27, 2021, The Company received a loan of $5,250 from Peter L. Coker, Sr., a shareholder of the Company. To evidence said loan, the Company issued to Mr. Coker a promissory note in the principal amount of $5,250 (the “Note”), with a maturity date of October 26, 2022. Interest on the Note accrues on the principal amount at the rate of six percent (6%) per annum, and shall be paid on a quarterly basis, in the amount of $78.75 per quarter, on the following dates: January 27, 2022, April 27, 2022, July 27, 2022, and October 26, 2022. The Company may prepay any amounts due under the Note without penalty or premium.

On November 29, 2021, The Company received a loan of $8,500 from Fiesta Homes, LLC (“Fiesta”), which controlled by family member of a shareholder of the Company. To evidence said loan, the Company issued to Fiesta a promissory note in the principal amount of $8,500 (the “Note”), with a maturity date of November 29, 2022. Interest on the Note accrues on the principal amount at the rate of six percent (6%) per annum, and shall be paid on a quarterly basis, in the amount of $12,750 per quarter, on the following dates: February 28, 2022, May 31, 2022, August 29, 2022, and November 29, 2022. The Company may prepay any amounts due under the Note without penalty or premium.

During the year ended December 31, 2021, the Company recorded interest expense of $6,446 and repaid $5,250 interest. As of December 31, 2021, the outstanding balance of promissory note – related party and accrued interest were $128,750 and $1,196, respectively.

NOTE 7 - COMMITMENTS

On February 5, 2021, the Company entered into a one-year consulting agreement (the “Tryon Consulting Agreement”) with Tryon Capital LLC, a North Carolina limited liability company (“Tryon”), pursuant to which Tryon will provide the Company with financial and strategic consulting services in consideration for a consulting fee of $2,500 per month. The Tryon Consulting Agreement was terminated on June 18, 2021 with effective date of June 30, 2021. The Company and Tryon also agreed to release each other from any claims relating to the Tryon Consulting Agreement. During the year ended December 31, 2021, the Company incurred consulting fees of $12,500.

On February 12, 2021, the Company entered into a one-year consulting agreement (the “Benzions Consulting Agreement”) with Benzions LLC, a Delaware limited liability company (“Benzions”), effective as of March 1, 2021, pursuant to which Benzions will provide certain strategic advisory and investor relations services to the Company in consideration for a consulting fee of $4,000 per month. The Benzions Consulting Agreement was terminated on May 19, 2021 with effective date of immediately. The Company and Benzions also agreed that all responsibilities of the other party under the Benzions Consulting Agreement have been fully performed. During the year ended December 31, 2021, the Company incurred consulting fees of $12,000.

On June 18, 2021, the Company entered into a consulting agreement (the “Benchmark Consulting Agreement”) with Benchmark Capital, LLC, a New Jersey limited liability company (“Benchmark”), effective as of July 1, 2021, pursuant to which Benchmark will assist the Company in connection with all filling required by the Company to be made with the SEC, for a consulting fee of $2,500 per month. The Benchmark Consulting Agreement can be terminated by either party, at any time, upon 30 days’ written notice. During the year ended December 31, 2021, the Company incurred consulting fees of $15,000.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure, except as follows:

As of January 1, 2022, the Company extended the lease for its office space located at 500 W. 5th Street, Suite 800, PMB #59, Winston Salem, NC 27101 for an additional six-month period.  Pursuant to the lease, the Company is renting its office space from a consultant for $300 per month.  This lease can be terminated by either party at any time, with 30 days written notice.

On January 18, 2022, the Company received a loan of $15,000 from 12804 Morehead Investments, LLC (“Morehead”), a company controlled by one of its shareholders. To evidence this loan, the Company issued Morehead a promissory note in the principal amount of $15,000, with a maturity date of January 18, 2023. Interest on the note accrues on the principal amount at the rate of six percent (6%) per annum, and shall be paid on a quarterly basis, in the amount of $225.00 per quarter, on the following dates: April 18, 2022, July 18, 2022, October 18, 2022, and January 18, 2023. The Company may prepay any amounts due under the note without penalty or premium

On March 1, 2022, the Company received an additional loan of $19,500 from Morehead. To evidence this loan, the Company issued Morehead a promissory note in the principal amount of $19,500, with a maturity date of March 1, 2023. Interest on the note accrues on the principal amount at the rate of six percent (6%) per annum, and shall be paid on a quarterly basis, in the amount of $292.50 per quarter, on the following dates: June 1, 2022, September 1, 2022, December 1, 2022, and March 1, 2023. The Company may prepay any amounts due under the note without penalty or premium

On March 1, 2022, the Company received a loan of $20,000 from Peter L. Coker, Sr., a shareholder of the Company. To evidence this loan, the Company issued Mr. Coker a promissory note in the principal amount of $20,000, with a maturity date of March 1, 2023. Interest on the note accrues on the principal amount at the rate of six percent (6%) per annum, and shall be paid on a quarterly basis, in the amount of $300.00 per quarter, on the following dates: June 1, 2022, September 1, 2022, December 1, 2022, and March 1, 2023. The Company may prepay any amounts due under the note without penalty or premium

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our senior management, consisting of Irwin Schneidmill, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Mr. Schneidmill, President, Secretary and Treasurer (Principal Executive Officer and Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Mr. Schneidmill, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

As of December 31, 2021, our management, consisting of Irwin Schneidmill, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Mr. Schneidmill, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) in connection with the review of our financial statements as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2021, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers are elected by the Board to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The Board has no nominating, auditing or compensation committees.

The name, address, age and position of our sole officer and director is set forth below:

NAME AND ADDRESS	AGE	POSITION(S)	DATE OF APPOINTMENT
Irwin Schneidmill	67	President, Treasurer, Secretary and Director	May 21, 2021

Business Experience

Mr. Schneidmill, age 67, has over 40 years of experience as a certified public accountant and an entrepreneur. Since August 2016, Mr. Schneidmill has served as the Executive Vice-President and General Manager of LJM Group, a logistics consulting services company. From June 1993 until the present, Mr. Schneidmill has also served as the President of Economic Solutions, Inc., a business consulting company. Prior to his employment with LJM Group, Inc. and Economic Solutions, Inc., Mr. Schneidmill was the President of Independent Living Aids, a health and wellness company, specializing in products for those with low-vision, low-hearing, and low-mobility from May 2008 to December 2013. Mr. Schneidmill has served as a Member of the board of directors for Angstrom Technologies, Inc., a public company, which is engaged in the development, manufacture, and sale of electro-optical control systems, consisting of an ultraviolet optical scanner and invisible fluorescent chemical compounds since October 2006. Mr. Schneidmill holds a BBA in accounting from Baruch College.

Board Committees

The Board has no standing committees.

Family Relationships

No family relationship has ever existed between any director, executive officer of the Company, and any person contemplated to become such.

Involvement in Certain Legal Proceedings

No executive officer or director of ours has been involved in the last ten years in any of the following:

●

Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

21

●

Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●

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

●

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

ITEM 11. EXECUTIVE COMPENSATION

The following table shows for the period ended December 31, 2021 and 2020, the compensation awarded (earned) or paid by the Company to its named executive officer or the person acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Irwin Schneidmill President, Secretary,	2021	7,000	-	-	-	-	-	-	7,000
Treasurer and Director (1)	2020	-	-	-	-	-	-	-	-

John D. Rollo President, Secretary,	2021	2,000	-	-	-	-	-		2,000
Treasurer and Director (2)	2020	-	-	-	-	-	-	-

OuYang XingYing President, Secretary,	2021	-	-	-	-	-	-	-
Treasurer and Director (3)	2020		-	-	-	-	-	-

_____________

(1)	On May 21, 2021, Irwin Schneidmill was appointed as the Company’s President, Secretary and Treasurer, and as the sole member of the Company’s board of the directors.

(2)

On February 4, 2021, John D. Rollo was appointed as the Company’s President, Secretary and Treasurer, and as the sole member of the Company’s board of the directors., Mr. Rollo, resigned from all positions he held with the Company.

(3)

On June 20, 2019, OuYang XingYing, was appointed as the Company’s was appointed as the Company’s President, Secretary and Treasurer, and as the sole member of the Company’s board of the directors. On February 4, 2021, Ms. Yang resigned from all positions he held with the Company.

Compensation of Directors

Our director is not compensated by us for acting as such. There are no arrangements pursuant to which our sole director is or will be compensated in the future for any services provided as a director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We have no employees other than Irwin Schneidmill, our current sole officer and director. He does not have an employment contract with the Company.

There are no compensation plans or arrangements, including payments to be made by us, with respect to Irwin Schneidmill that would result from the resignation, retirement or any other termination.

There are no arrangements for officers, employees or consultants that would result from a change-in-control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of March 23, 2022, the total number of shares owned beneficially by our sole officer and director, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what his ownership will be assuming completion of the sale of all shares in this offering. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 23, 2022, through the exercise of any stock option or other right. Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (4)
5% Stockholders
Global Equity Limited(2)	Common	5,000,000	49.98%

Hometown Global Services LLC(3)	Common	1,664,226	16.63%

David J. Chapman	Common	950,000	9.5%

Dina Harris Coker	Common	980,000	9.8%

Named Executive Officers and Directors
Irwin Schneidmill, President, Secretary, Treasurer, Director	Common	0	*

All Officers and Directors as a Group (1 Total)	Common	0	*

______________

(1)	Unless otherwise noted, the address of each beneficial owner is c/o Med Spa Vacations, Inc., at 500 W. 5th Street, Suite 800, PMB #59, Winston Salem, NC 27101.

(2)

Michael R. Tyldesley and Ibrahima Thiam beneficially own 90% and 10%, respectively, in Global Equity Limited and have joint voting and investment power over the shares directly owned by Global Equity Limited.

(3)	Peter L. Coker, Sr. is the Managing Member of Hometown Global Services, LLC and has voting and the sole and investment power over the shares directly owned by Hometown Global Services LLC.

(4)	Based on 10,005,000 issued and outstanding shares of Common Stock as of March 23, 2022.

* Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed below, since the beginning of the fiscal year preceding the last fiscal year none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

●	any Director or officer of our Company;

●	any proposed Director of officer of our Company;

●	any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our Common Stock; or

●	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

On January 18, 2022, the Company received a loan of $15,000 from 12804 Morehead Investments, LLC (“Morehead”), a company controlled by one of its shareholders. To evidence this loan, the Company issued Morehead a promissory note in the principal amount of $15,000, with a maturity date of January 18, 2023. Interest on the note accrues on the principal amount at the rate of six percent (6%) per annum, and shall be paid on a quarterly basis, in the amount of $225.00 per quarter, on the following dates: April 18, 2022, July 18, 2022, October 18, 2022, and January 18, 2023.

On March 1, 2022, the Company received an additional loan of $19,500 from Morehead. To evidence this loan, the Company issued Morehead a promissory note in the principal amount of $19,500, with a maturity date of March 1, 2023. Interest on the note accrues on the principal amount at the rate of six percent (6%) per annum, and shall be paid on a quarterly basis, in the amount of $292.50 per quarter, on the following dates: June 1, 2022, September 1, 2022, December 1, 2022, and March 1, 2023.

On March 1, 2022, the Company received a loan of $20,000 from Peter L. Coker, Sr., a shareholder of the Company. To evidence this loan, the Company issued Mr. Coker a promissory note in the principal amount of $20,000, with a maturity date of March 1, 2023. Interest on the note accrues on the principal amount at the rate of six percent (6%) per annum, and shall be paid on a quarterly basis, in the amount of $300.00 per quarter, on the following dates: June 1, 2022, September 1, 2022, December 1, 2022, and March 1, 2023.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year ended December 31, 2021	Year ended December 31, 2020

Audit fees (1):	$14,580	$22,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$14,580	$22,000

_______________

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided in connection with statutory or regulatory filings or engagements.

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

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2021 and 2020.

Tax Fees

There were no fees for tax related services for the years ended December 31, 2021 and 2020.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2021 and 2020.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this report:

Exhibit No.	Description

4.2*	Description of Capital Stock

21.1*	List of Subsidiaries

31.1 / 31.2 *

Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(A) or 15d-14(A) under the Securities Exchange Act of 1934

32.1 / 32.2 *	Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Inline XBRL Document Set for the financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

_____________

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MED SPA VACATIONS, INC.

Dated: March 24, 2022	By:	/s/ Irwin Schneidmill
	Name:	Irwin Schneidmill
	Title:	President, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicate

Signature	Title	Date

/s/ Irwin Schneidmill	President, Treasurer, Secretary and Director	March 24, 2022
Irwin Schneidmill	(Principal Executive Officer, Principal Accounting and Financial Officer)

