Form 10-Q
period 2022-03-31
MED SPA VACATIONS INC.
filed 2022-04-29
CIK 1671077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2022
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

As of April 27, 2022, there were 10,005,000 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

MED SPA VACATIONS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

2

MED SPA VACATIONS, INC.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MED SPA VACATIONS INC.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$5,899	$2,266
Total Current Assets	5,899	2,266

Total Assets	$5,899	$2,266

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$6	$6
Accrued interest - related party	1,313	1,196
Note payable - related party	168,250	128,750
Total Current Liabilities	169,569	129,952

Total Liabilities	169,569	129,952

Commitments and Contingencies (Note 6)

Stockholders' Deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 10,005,000 shares issued and outstanding	10,005	10,005
Additional paid-in capital	395,296	395,296
Accumulated deficit	(568,971)	(532,987)
Total Stockholders' Deficit	(163,670)	(127,686)
Total Liabilities and Stockholders' Deficit	$5,899	$2,266

 The accompanying notes to the unaudited financial statements are an integral part of these statements.

MED SPA VACATIONS INC.

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Operating Expenses
General and administrative	$955	$570
Management fees - related party	3,000	1,000
Professional fees	29,756	75,535
Total Operating Expenses	33,711	77,105

Loss from operations	(33,711)	(77,105)

Other Expense
Interest expense	-	(1,159)
Interest expense - related party	(2,273)
Net Other Expense	(2,273)	(1,159)

Net Loss	$(35,984)	$(78,264)

Net loss per common share: Basic and Diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding: Basic and Diluted	10,005,000	11,743,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MED SPA VACATIONS INC.

Statements of Stockholders’ Deficit

(Unaudited)

For the Three Months Ended March 31, 2022

			Additional		Total
	Common stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 30, 2021	10,005,000	$10,005	$395,296	$(532,987)	$(127,686)

Net loss	-	-	-	(35,984)	(35,984)
Balance - March 31, 2022	10,005,000	$10,005	$395,296	$(568,971)	$(163,670)

For the Three Months Ended March 31, 2021

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31 2020	14,350,000	$14,350	$272,445	$(367,781)	$(80,986)

Cancellation of common stock	(4,345,000)	(4,345)	4,345	-	-
Debt forgiveness by related party	-	-	118,506	-	118,506
Net loss	-	-	-	(78,264)	(78,264)
Balance - March 31 2021	10,005,000	$10,005	$395,296	$(446,045)	$(40,744)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MED SPA VACATIONS INC.

Statements of Cash Flow

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Cash Flows from Operating Activities
Net loss	$(35,984)	$(78,264)
Changes in operating assets and liabilities:
Expenses paid by related party	-	74,184
Accounts payable and accrued liabilities	-	(31,901)
Accrued note payable interest	-	1,159
Accrued note payable interest - related party	117	-
Net cash used in operating activities	(35,867)	(34,822)

Cash Flows from Financing Activities
Proceed of promissory note payable	-	150,000
Repayment of promissory note payable -related party	(15,000)	-
Proceed of promissory note payable - related party	54,500	-
Net cash provided by Financing Activities	39,500	150,000

Net change in cash for period	3,633	115,178
Cash at beginning of period	2,266	-
Cash at end of period	$5,899	$115,178

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$2,156	$-

Non Cash Investing and Financing Activities
Related party debt forgiven recorded as additional paid in capital	$-	$118,506
Cancellation of common stock	$-	$4,345

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MED SPA VACATIONS INC.

Notes to the Unaudited Financial Statements

March 31, 2022

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation of Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the period ended March 31, 2022, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 24, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $5,899 and $2,266 in cash as of March 31, 2022 and December 31, 2021, respectively.

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

Note 2 – Going Concern

Going concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2022, the Company has reoccurring losses from operations, an accumulated deficit of $568,971 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2022.

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

Note 3 – Related Party Transactions

(i)

During the three months ended March 31, 2022 and 2021, the Company’s controlling shareholder advanced to the Company an amount of $0 and $74,184, respectively, to pay certain expenses on behalf of the Company.

(ii)	During the three months ended March 31, 2022 and 2021, the Company paid $3,000 and $1,000 of management fees to the Director of the Company.

Note payable – related party

On May 10, 2021, the Company received a loan of $100,000 from Peter L. Coker, Sr., a shareholder of the Company. To evidence said loan, the Company issued to Mr. Coker a promissory note in the principal amount of $100,000 (in this case, the “Note”), with a maturity date of May 9, 2022. Interest on the Note accrues on the principal amount at the rate of six percent (6%) per annum, and shall be paid on a quarterly basis, in the amount of $1,500 per quarter, on the following dates: August 10, 2021, November 10, 2021, February 10, 2022, and May 10, 2022. The Company may prepay any amounts due under the Note without penalty or premium.

On September 28, 2021, the Company received a loan of $15,000 from Peter L. Coker, Sr., a shareholder of the Company. To evidence said loan, the Company issued to Mr. Coker a promissory note in the principal amount of $15,000 (in this case, the “Note”), with a maturity date of September 27, 2022. Interest on the Note accrues on the principal amount at the rate of six percent (6%) per annum, and shall be paid on a quarterly basis, in the amount of $225 per quarter, on the following dates: December 28, 2021, March 28, 2022, June 28, 2022, and September 27, 2022. The Company may prepay any amounts due under the Note without penalty or premium. On March 29, 2022, the Company repaid in full all outstanding principal note of $15,000 and an interest of $225. The Company did not incur any early termination penalties as a result of the repayment of indebtedness and termination of the loan.

 On October 27, 2021, the Company received a loan of $5,250 from Peter L. Coker, Sr., a shareholder of the Company. To evidence said loan, the Company issued to Mr. Coker a promissory note in the principal amount of $5,250 (in this case, the “Note”), with a maturity date of October 26, 2022. Interest on the Note accrues on the principal amount at the rate of six percent (6%) per annum, and shall be paid on a quarterly basis, in the amount of $78.75 per quarter, on the following dates: January 27, 2022, April 27, 2022, July 27, 2022, and October 26, 2022. The Company may prepay any amounts due under the Note without penalty or premium.

On November 29, 2021, the Company received a loan of $8,500 from Fiesta Homes, LLC (“Fiesta”), which controlled by family member of a shareholder of the Company. To evidence said loan, the Company issued to Fiesta a promissory note in the principal amount of $8,500 (in this case, the “Note”), with a maturity date of November 29, 2022. Interest on the Note accrues on the principal amount at the rate of six percent (6%) per annum, and shall be paid on a quarterly basis, in the amount of $127.50 per quarter, on the following dates: February 28, 2022, May 31, 2022, August 29, 2022, and November 29, 2022. The Company may prepay any amounts due under the Note without penalty or premium.

On January 18, 2022, the Company received a loan of $15,000 from 12804 Morehead Investments, LLC (“Morehead”), which controlled by a shareholder of the Company. To evidence said loan, the Company issued to Morehead a promissory note in the principal amount of $15,000 (in this case, the “Note”), with a maturity date of January 18, 2023. Interest on the Note accrues on the principal amount at the rate of six percent (6%) per annum, and shall be paid on a quarterly basis, in the amount of $225 per quarter, on the following dates: April 18,2022, July 18, 2022, October 18, 2022, and January 18, 2023. The Company may prepay any amounts due under the Note without penalty or premium

On March 1, 2022, the Company received a loan of $19,500 from Morehead, which controlled by a shareholder of the Company. To evidence said loan, the Company issued to Morehead a promissory note in the principal amount of $19,500 (in this case, the “Note”), with a maturity date of March 1, 2023. Interest on the Note accrues on the principal amount at the rate of six percent (6%) per annum, and shall be paid on a quarterly basis, in the amount of $292.50 per quarter, on the following dates: June 1, 2022, September 1, 2022, December 1, 2022, and March 1, 2023. The Company may prepay any amounts due under the Note without penalty or premium

On March 1, 2022, The Company received a loan of $20,000 from Peter L. Coker, Sr., a shareholder of the Company. To evidence said loan, the Company issued to Mr. Coker a promissory note in the principal amount of $20,000 (in this case, the “Note”), with a maturity date of March 1, 2023. Interest on the Note accrues on the principal amount at the rate of six percent (6%) per annum, and shall be paid on a quarterly basis, in the amount of $300 per quarter, on the following dates: June 1,2022, September 1, 2022, December 1, 2022, and March 1, 2023. The Company may prepay any amounts due under the Note without penalty or premium

During the three months ended March 31, 2022, the Company recorded interest expense of $2,273 and repaid $2,156 of interest. As of March 31, 2022, the outstanding balances of promissory note – related party and accrued interest were $168,250 and $1,313, respectively.

Note 4 – Commitments.

On June 18, 2018, the Company entered into a consulting agreement (the “Benchmark Consulting Agreement”) with Benchmark Capital, LLC, a New Jersey limited liability company (“Benchmark”), effective as of July 1, 2021, pursuant to which Benchmark will assist the Company in connection with all fillings required by the Company to be made with the SEC, for a consulting fee of $2,500 per month. The Benchmark Consulting Agreement can be terminated by either party, at any time, upon 30 days’ prior written notice. During the three months ended March 31, 2022, the Company incurred and paid consulting fees of $7,500.

Note 5 – Subsequent Events

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

All references in this Form 10-Q to the “Company,” “we,” “us,” or “our,” are to Med Spa Vacations Inc.

General Overview

We were incorporated in the State of Nevada on October 5, 2015 to develop a business that specialized in marketing health and wellness vacations to both individuals and corporate groups looking to revitalize and develop a fuller day-to-day life. Because we were not able to raise sufficient capital to execute our original business plan, we discontinued that line of business. Our office address is 500 W. 5th Street, Suite 800, PMB #59, Winston Salem, NC 27101.

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

On February 4, 2021, our controlling stockholder Kynson Health Limited, a company incorporated and existing under the law of the British Virgin Islands (“Kynson Health”), closed stock purchase and sale transactions pursuant to which Kynson Health sold an aggregate of 9,985,329 restricted shares (the “Shares”) of the Company’s common stock, $0.001 par value per share, to eleven purchasers at a purchase price of $0.030044 per share, or an aggregate purchase price of $299,998.60 (the “Share Sale Transaction”). The Shares represented approximately 99.8% of the Company’s issued and outstanding shares of common stock as of the date of the closing of the Share Sale Transaction, taking into account the share cancellations further described below.

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

Results of Operations

Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021

Our results of operations for the three months ended March 31, 2022 and 2021 are summarized below:

	Three Months Ended
	March 31,
	2022	2021	Change
Revenue	$-	$-	$-
Operating expenses	33,711	77,105	(43,394)
Other expenses	2,273	1,159	1,114
Net loss	$(35,984)	$(78,264)	$42,280

Revenue

During the three months ended March 31, 2022 and 2021, we did not generate any revenues from operations.

Operating Expenses

Operating expenses for the three months ended March 31, 2022, and 2021 were $33,711 and $77,105, respectively. For the three months ended March 31,2022, operating expenses consisted of professional fees of $29,756, management fees of $3,000 and general and administrative expenses of $955.  For the three months ended March 31,2021, operating expenses consisted of professional fees of $75,535, management fees of $1,000 and general and administrative expenses of $570.

The decrease in operation expenses is primarily the result of a reduction in legal and consulting fees of $46,000 as compared to the corresponding period in the prior year.

Other Expenses

For the three months ended March 31, 2022 and 2021, other expenses consisted of interest on promissory notes of $2,273 and $1,159, respectively.

Net Loss

As a result of the foregoing, we incurred a net loss of $35,984 for the three months ended March 31, 2022, compared to a net loss of $78,264 for the three months ended March 31, 2021.

Liquidity and Capital Resources

	March 31,	December 31,
	2022	2021	Change
Cash	$5,899	$2,266	$3,633
Total Assets	$5,899	$2,266	$3,633
Total Liabilities	$169,569	$129,952	$39,617
Stockholders' Deficit	$(163,670)	$(127,686)	$(35,984)
Working Capital Deficit	$(163,670)	$(127,686)	$(35,984)

As of the date of this report, we had yet to generate any revenues from our business operations.

As of March 31, 2022, we had current assets of $5,899, current liabilities of $169,569, and our working capital deficit was $163,670. The increase in working capital deficit during the three months ended March 31, 2022, compared to three months ended March 31,2021, was mainly due to an increase in notes payable related to promissory notes issued to a related party of $39,500 and offset by an increase in cash of $3,633. We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have not yet generated any revenue and have incurred losses to date of $568,971. In addition, our current liabilities exceed our current assets by $163,670. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Cash Flows

	Three Months Ended
	March 31,
	2022	2021
Cash used in operating activities	$(35,867)	$(34,822)
Cash provided by Investing Activities	$-	$-
Cash provided by financing activities	$39,500	$150,000
Net Change In Cash	$3,633	$115,178

Operating Activities

For the three months ended March 31, 2022, net cash used in operating activities was $35,867, related to our net loss of $35,984, reduced by an increase in accrued interest payable to related party of $117.

For the three months ended March 31, 2021, net cash used in operating activities was $34,822, related to our net loss of $78,264, reduced by an increase in expenses paid by related party of $74,184, and accrued note payable interest of $1,159, and increased by a change in accounts payable and accrued liabilities of $31,901.

During the three months ended March 31, 2022 and 2021, the Company’s sole director and officer paid $0 and $74,184 on behalf of the Company for business operation purpose, respectively.

Investing Activities

The Company did not use any funds for investing activities during the three months ended March 31, 2022 and 2021.

Financing Activities

The Company provided $39,500 and $150,000 by financing activities during the three months ended March 31, 2022, and 2021, respectively. During the three months ended March 31, 2022, the Company received loans from related parties in the aggregate amount of $54,500 and repaid the outstanding principal note - related party of $15,000 and accrued interest payable of $225.

During the three months ended March 31, 2021, the Company received a loan of $150,000.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2022, the Company has reoccurring losses from operations, an accumulated deficit of $568,971 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2022.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted on the effectiveness of our internal control over financial reporting as of March 31, 2022, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, we did not sell any unregistered securities during the three-month period ended March 31, 2022, or subsequent period through the date hereof.

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

32.1 / 32.2 *	Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

_______

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MED SPA VACATIONS INC.

Dated: April 29, 2022	By:	/s/ Irwin Schneidmill
	Name:	Irwin Schneidmill
	Title:	President, Treasurer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

