Form 10-Q
period 2022-06-30
MED SPA VACATIONS INC.
filed 2022-07-19
CIK 1671077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Yes ☒ No ☐

As of July 19, 2022, there were 10,055,000 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

MED SPA VACATIONS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

2

MED SPA VACATIONS, INC.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MED SPA VACATIONS INC.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$25,856	$2,266
Total Current Assets	25,856	2,266

Total Assets	$25,856	$2,266

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$2,091	$6
Accrued interest - related party	-	1,196
Note payable - related party	-	128,750
Note payable	215,000	-
Total Current Liabilities	217,091	129,952

Total Liabilities	217,091	129,952

Commitments and Contingencies (Note 6)

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 10,005,000 shares issued and outstanding	10,005	10,005
Additional paid-in capital	395,296	395,296
Accumulated deficit	(596,536)	(532,987)
Total Stockholders’ Deficit	(191,235)	(127,686)
Total Liabilities and Stockholders’ Deficit	$25,856	$2,266

 The accompanying notes to the unaudited financial statements are an integral part of these statements.

hMED SPA VACATIONS INC.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Operating Expenses
General and administrative	$929	$871	$1,884	$1,441
Management fees - related party	3,000	2,000	6,000	3,000
Professional fees	20,667	31,081	50,423	106,616
Total Operating Expenses	24,596	33,952	58,307	111,057

Loss from operations	(24,596)	(33,952)	(58,307)	(111,057)

Other Income (Expense)
Interest expense	(2,085)	(1,929)	(2,085)	(3,088)
Interest expense - related party	(884)	-	(3,157)	-
Net Other Expense	(2,969)	(1,929)	(5,242)	(3,088)

Net Loss	$(27,565)	$(35,881)	$(63,549)	$(114,145)

Net loss per common share: Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding: Basic and Diluted	10,005,000	10,005,000	10,005,000	10,869,199

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MED SPA VACATIONS INC.

Statements of Stockholders’ Deficit

(Unaudited)

For the Six Months Ended June 30, 2022

			Additional		Total
	Common stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 30, 2021	10,005,000	$10,005	$395,296	$(532,987)	$(127,686)

Net loss	-	-	-	(35,984)	(35,984)
Balance - March 31, 2022	10,005,000	10,005	395,296	(568,971)	(163,670)

Net loss	-	-	-	(27,565)	(27,565)
Balance - June 30, 2022	10,005,000	$10,005	$395,296	$(596,536)	$(191,235)

For the Six Months Ended June 30, 2021

			Additional		Total
	Common stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 30, 2020	14,350,000	$14,350	$272,445	$(367,781)	$(80,986)

Cancellation of common stock	(4,345,000)	(4,345)	4,345	-	-
Debt forgiveness by related party	-	-	118,506	-	118,506
Net loss	-	-	-	(78,264)	(78,264)
Balance - March 31, 2021	10,005,000	10,005	395,296	(446,045)	(40,744)

Net loss	-	-	-	(35,881)	(35,881)
Balance - June 30, 2021	10,005,000	$10,005	$395,296	$(481,926)	$(76,625)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MED SPA VACATIONS INC.

Statements of Cash Flow

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021

Cash Flows from Operating Activities
Net loss	$(63,549)	$(114,145)
Changes in operating assets and liabilities:
Expenses paid by related party	-	74,184
Accounts payable and accrued liabilities	-	(36,907)
Accrued note payable interest	2,085	3,088
Accrued note payable interest - related party	(1,196)	-
Net cash used in operating activities	(62,660)	(73,780)

Cash Flows from Financing Activities
Proceeds of promissory note payable	215,000	150,000
Repayment of promissory note payable -related party	(183,250)	(150,000)
Proceeds of promissory note payable - related party	54,500	100,000
Net cash provided by Financing Activities	86,250	100,000

Net change in cash for period	23,590	26,220
Cash at beginning of period	2,266	-
Cash at end of period	$25,856	$26,220

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$4,353	$2,250

Non Cash Investing and Financing Activities
Related party debt forgiven recorded as additional paid in capital	$-	$118,506
Cancellation of common stock	$-	$4,345

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MED SPA VACATIONS INC.

Notes to the Unaudited Financial Statements

June 30, 2022

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation of Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the period ended June 30, 2022, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 24, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $25,856 and $2,266 in cash as of June 30, 2022 and December 31, 2021, respectively.

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

Note 2 – Going Concern

Going concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2022, the Company has reoccurring losses from operations, an accumulated deficit of $596,536 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2022.

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

Note 3 – Related Party Transactions

(i)

During the six months ended June 30, 2022 and 2021, the Company’s controlling shareholder advanced to the Company an amount of $0 and $74,184, respectively, to pay certain expenses on behalf of the Company.

(ii)	During the six months ended June 30, 2022 and 2021, the Company paid $6,000 and $3,000 of management fees to the sole officer and director of the Company.

Note payable – related party

On May 10, 2021, the Company received a loan of $100,000 from Peter L. Coker, Sr., a shareholder of the Company. To evidence said loan, the Company issued to Mr. Coker a promissory note in the principal amount of $100,000 (in this case, the “Note”), with a maturity date of May 9, 2022. Interest on the Note accrued on the principal amount at the rate of six percent (6%) per annum, and was required to be paid on a quarterly basis, in the amount of $1,500 per quarter, on the following dates: August 10, 2021, November 10, 2021, February 10, 2022, and May 10, 2022. The Company was permitted to prepay any amounts due under the Note without penalty or premium. On May 2, 2022, the Company repaid in full all outstanding principal due under the Note in the amount of $100,000 and all interest payable in the amount of $1,375. The Company did not incur any early termination penalties as a result of the repayment of indebtedness and termination of the Note.

On September 28, 2021, the Company received a loan of $15,000 from Peter L. Coker, Sr., a shareholder of the Company. To evidence said loan, the Company issued to Mr. Coker a promissory note in the principal amount of $15,000 (in this case, the “Note”), with a maturity date of September 27, 2022. Interest on the Note accrued on the principal amount at the rate of six percent (6%) per annum, and was required to be paid on a quarterly basis, in the amount of $225 per quarter, on the following dates: December 28, 2021, March 28, 2022, June 28, 2022, and September 27, 2022. The Company was permitted to prepay any amounts due under the Note without penalty or premium. On March 29, 2022, the Company repaid in full all outstanding principal due under the Note in the amount of $15,000 and all interest payable in the amount of $225. The Company did not incur any early termination penalties as a result of the repayment of indebtedness and termination of the Note.

On October 27, 2021, the Company received a loan of $5,250 from Peter L. Coker, Sr., a shareholder of the Company. To evidence said loan, the Company issued to Mr. Coker a promissory note in the principal amount of $5,250 (in this case, the “Note”), with a maturity date of October 26, 2022. Interest on the Note accrued on the principal amount at the rate of six percent (6%) per annum, and was required to be paid on a quarterly basis, in the amount of $78.75 per quarter, on the following dates: January 27, 2022, April 27, 2022, July 27, 2022, and October 26, 2022. The Company was permitted to prepay any amounts due under the Note without penalty or premium. On May 2, 2022, the Company repaid in full all outstanding principal due under the Note in the amount of $5,250 and all interest payable in the amount of $7875. The Company did not incur any early termination penalties as a result of the repayment of indebtedness and termination of the Note.

On November 29, 2021, the Company received a loan of $8,500 from Fiesta Homes, LLC (“Fiesta”), which is controlled by a family member of a shareholder of the Company. To evidence said loan, the Company issued to Fiesta a promissory note in the principal amount of $8,500 (in this case, the “Note”), with a maturity date of November 29, 2022. Interest on the Note accrued on the principal amount at the rate of six percent (6%) per annum, and was required to be paid on a quarterly basis, in the amount of $127.50 per quarter, on the following dates: February 28, 2022, May 31, 2022, August 29, 2022, and November 29, 2022. The Company was permitted to prepay any amounts due under the Note without penalty or premium. On May 2, 2022, the Company repaid in full all outstanding principal due under the Note in the amount of $8,500 and all interest payable in the amount of $85. The Company did not incur any early termination penalties as a result of the repayment of indebtedness and termination of the Note.

On January 18, 2022, the Company received a loan of $15,000 from 12804 Morehead Investments, LLC (“Morehead”), which is controlled by a shareholder of the Company. To evidence said loan, the Company issued to Morehead a promissory note in the principal amount of $15,000 (in this case, the “Note”), with a maturity date of January 18, 2023. Interest on the Note accrued on the principal amount at the rate of six percent (6%) per annum, and was required to be paid on a quarterly basis, in the amount of $225 per quarter, on the following dates: April 18,2022, July 18, 2022, October 18,2022, and January 18, 2023. The Company was permitted to prepay any amounts due under the Note without penalty or premium. On May 2, 2022, the Company repaid in full all outstanding principal due under the Note in the amount of $15,000 and all interest payable in the amount of $263. The Company did not incur any early termination penalties as a result of the repayment of indebtedness and termination of the Note.

On March 1, 2022, the Company received a loan of $19,500 from Morehead, which is controlled by a shareholder of the Company. To evidence said loan, the Company issued to Morehead a promissory note in the principal amount of $19,500 (in this case, the “Note”), with a maturity date of March 1, 2023. Interest on the Note accrued on the principal amount at the rate of six percent (6%) per annum, and was required to be paid on a quarterly basis, in the amount of $292.50 per quarter, on the following dates: June 1, 2022, September 1, 2022, December 1, 2022, and March 1, 2023. The Company was permitted to prepay any amounts due under the Note without penalty or premium. On May 2, 2022, the Company repaid in full all outstanding principal due under the Note in the amount of $19,500 and all interest payable in the amount of $195. The Company did not incur any early termination penalties as a result of the repayment of indebtedness and termination of the Note.

On March 1, 2022, the Company received a loan of $20,000 from Peter L. Coker, Sr., a shareholder of the Company. To evidence said loan, the Company issued to Mr. Coker a promissory note in the principal amount of $20,000 (in this case, the “Note”), with a maturity date of March 1, 2023. Interest on the Note accrued on the principal amount at the rate of six percent (6%) per annum, and was required to be paid on a quarterly basis, in the amount of $300 per quarter, on the following dates: June 1,2022, September 1, 2022, December 1, 2022, and March 1, 2023. The Company was permitted to prepay any amounts due under the Note without penalty or premium. On May 2, 2022, the Company repaid in full all outstanding principal due under the Note in the amount of $20,000 and all interest payable in the amount of $200. The Company did not incur any early termination penalties as a result of the repayment of indebtedness and termination of the Note.

During the six months ended June 30, 2022, the Company recorded interest expense of $3,157 and repaid $4,353 of interest. During the six months ended June 30, 2021, the Company recorded interest expense of $3,088 and repaid $2,250 of interest.

As of June 30, 2022, and December 31, 2021, the outstanding balances of promissory note – related party and accrued interest were $0 and $0 and $128,750 and $1,196, respectively.

Note 4 – Note Payable

On May 2, 2022, the Company received a loan of $215,000 from Global Equity Limited, a North Carolina corporation (“Global”). To evidence said loan, the Company issued to Global a promissory note in the principal amount of $215,000 (in this case, the “Note”), with a maturity date of May 1, 2023. Interest on the Note accrues on the principal amount at the rate of six percent (6%) per annum, and shall be paid on a quarterly basis, in the amount of $3,225 per quarter, on the following dates: August 1,2022, November 1, 2022, February 1, 2023, and May 1, 2023. The Company may prepay any amounts due under the Note without penalty or premium.

During the six months ended June 30, 2022, the Company recorded interest expense of $2,085. As of June 30, 2022, the outstanding balances of promissory note and accrued interest were $215,000 and $2,085, respectively.

Note 5 – Commitments

On June 18, 2021, the Company entered into a consulting agreement (the “Benchmark Consulting Agreement”) with Benchmark Capital, LLC, a New Jersey limited liability company (“Benchmark”), effective as of July 1, 2021. Pursuant to the Benchmark Consulting Agreement, Benchmark will assist the Company in connection with all fillings required by the Company to be made with the SEC, for a consulting fee of $2,500 per month. The Benchmark Consulting Agreement can be terminated by either party, at any time, upon 30 days’ prior written notice. During the six months ended June 30, 2022, the Company incurred and paid consulting fees of $15,000.

Note 6– Subsequent Events

Management has evaluated subsequent events through the date these financial statements were issued and determined the following events require disclosure:

On June 30, 2022, the Company’s Board of Directors approved the issuance of 50,000 shares of common stock to the Company’s sole officer and director as compensation. On July 11, 2022, the 50,000 shares of common stock were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Results of Operations

Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021

Our results of operations for the three months ended June 30, 2022 and 2021 are summarized below:

	Three Months Ended
	June 30,
	2022	2021	Change
Revenue	$-	$-	$-
Operating expenses	24,596	33,952	(9,356)
Other expenses	2,969	1,929	1,040
Net loss	$27,565	$35,881	$(8,316)

Revenue

During the three months ended June 30, 2022 and 2021, we did not generate any revenues from operations.

Operating Expenses

Operating expenses for the three months ended June 30, 2022, and 2021 were $24,596 and $33,952, respectively. For the three months ended June 30, 2022, operating expenses consisted of professional fees of $20,667, management fees of $3,000, and general and administrative expenses of $929. For the three months ended June 30, 2021, operating expenses consisted of professional fees of $31,081, management fees of $2,000, and general and administrative expenses of $871.

The decrease in operating expenses is primarily the result of a decrease in legal and consulting fees of $10,414, as compared to the corresponding period in the prior year.

Other Expenses

For the three months ended June 30, 2022 and 2021, other expenses consisted of interest on promissory notes of $2,085 and $1,929, respectively, and interest on promissory note – related party of $884 and $0, respectively.

Net Loss

As a result of the foregoing, we incurred a net loss of $27,565 for the three months ended June 30, 2022, compared to a net loss of $35,881 for the three months ended June 30, 2021.

Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021

Our results of operations for the six months ended June 30, 2022 and 2021 are summarized below:

	Six Months Ended
	June 30,
	2022	2021	Change
Revenue	$-	$-	$-
Operating expenses	58,307	111,057	(52,750)
Other expenses	5,242	3,088	2,154
Net loss	$63,549	$114,145	$(50,596)

Revenue

During the six months ended June 30, 2022 and 2021, we did not generate any revenues from operations.

Operating Expenses

Operating expenses for the six months ended June 30, 2022 and 2021 were $58,307 and $111,057, respectively. For the six months ended June 30, 2022, operating expenses consisted of professional fees of $50,423, management fees of $6,000, and general and administrative expenses of $1,884. For the six months ended June 30, 2021, operating expenses consisted of professional fees of $106,616, management fees of $3,000, and general and administrative expenses of $1,441.

The decrease in operation expenses is primarily the result of a decrease in legal and consulting fees of $56,193, as compared to the corresponding period in the prior year.

Other Expenses

For the six months ended June 30, 2022 and 2021, other expenses consisted of interest on promissory notes of $2,085 and $3,088, respectively, and interest on promissory note – related party of $3,157 and $0, respectively.

Net Loss

As a result of the foregoing, we incurred a net loss of $63,549 for the six months ended June 30, 2022, compared to a net loss of $114,145 for the six months ended June 30, 2021.

Liquidity and Capital Resources

	June 30,	December 31,
	2022	2021	Change
Cash	$25,856	$2,266	$23,590
Total Assets	$25,856	$2,266	$23,590
Total Liabilities	$217,091	$129,952	$87,139
Stockholders’ Deficit	$(191,235)	$(127,686)	$(63,549)
Working Capital Deficit	$(191,235)	$(127,686)	$(63,549)

As of the date of this report, we had yet to generate any revenues from our business operations.

As of June 30, 2022, we had current assets of $25,856, current liabilities of $217,091, and our working capital deficit was $191,235. The increase in working capital deficit during the six months ended June 30, 2022, compared to six months ended June 30, 2021, was mainly due to an increase in notes payable related to promissory notes issued to a third party of $215,000 and paid off promissory note - related party of $128,750, partially offset by an increase in cash of $23,590. We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have not yet generated any revenue and have incurred losses to date of $63,549. In addition, our current liabilities exceed our current assets by $191,235. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Cash Flows

	Six Months Ended
	June 30,
	2022	2021
Cash used in operating activities	$(62,660)	$(73,780)
Cash provided by Investing Activities	$-	$-
Cash provided by financing activities	$86,250	$100,000
Net Change in Cash	$23,590	$26,220

Operating Activities

For the six months ended June 30, 2022, net cash used in operating activities was $62,660, related to our net loss of $63,549, increased by a decrease in accrued interest payable to related party of $1,196 and decreased by an increase in accrued interest payable to third party of $2,085.

For the six months ended June 30, 2021, net cash used in operating activities was $73,780, related to our net loss of $114,145, reduced by an increase in expenses paid by related party of $74,184, and accrued note payable interest of $3,088, and increased by a change in accounts payable and accrued liabilities of $36,907.

During the six months ended June 30, 2022 and 2021, the Company’s sole director and officer paid $0 and $74,184, respectively, on behalf of the Company for business operation purpose.

Investing Activities

The Company did not use any funds for investing activities during the six months ended June 30, 2022 and 2021.

Financing Activities

The Company provided $86,250 and $100,000 in financing activities during the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, the Company received a loan in the amount of $215,000 and loans from related parties in the aggregate amount of $54,500, and repaid the full outstanding principal notes - related parties of $183,250 and accrued interest payable of $4,353.

During the six months ended June 30, 2021, the Company received a loan in the amount of $150,000 and a loan from related party in the amount of $100,000, and repaid in full all outstanding principal loan of $150,000 and an interest of $2,250.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2022, the Company has reoccurring losses from operations, an accumulated deficit of $596,536 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted on the effectiveness of our internal control over financial reporting as of June 30, 2022, that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2022, the Company approved the issuance 50,000 shares of common stock to Irwin Schneidmill, the Company’s President, Secretary and Treasurer, and sole member of the Company’s board of directors, for services. On July 11, 2022, the 50,000 shares of common stock were issued. The issuance of the shares was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

Other than as previously reported in our Current Reports on Form 8-K, we did not sell any other unregistered securities during the three-month period ended June 30, 2022, or subsequent period through the date hereof.

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

MED SPA VACATIONS INC.

Dated: July 19, 2022	By:	/s/ Irwin Schneidmill
	Name:	Irwin Schneidmill
	Title:	President, Treasurer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

