Form 10-Q
period 2022-09-30
MED SPA VACATIONS INC.
filed 2022-10-21
CIK 1671077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2022
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

As of October 21, 2022, there were 10,055,000 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

MED SPA VACATIONS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

MED SPA VACATIONS, INC.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 MED SPA VACATIONS INC.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$17,028	$2,266
Total Current Assets	17,028	2,266

Total Assets	$17,028	$2,266

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$2,213	$6
Accrued interest - related party	-	1,196
Note payable - related party	-	128,750
Note payable	235,000	-
Total Current Liabilities	237,213	129,952

Total Liabilities	237,213	129,952

Stockholders' Deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 10,055,000 shares and 10,005,000 shares issued and outstanding, respectively	10,055	10,005
Additional paid-in capital	396,746	395,296
Accumulated deficit	(626,986)	(532,987)
Total Stockholders' Deficit	(220,185)	(127,686)
Total Liabilities and Stockholders' Deficit	$17,028	$2,266

 The accompanying notes to the unaudited financial statements are an integral part of these statements.

MED SPA VACATIONS INC.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Operating Expenses
General and administrative	$891	$770	$2,775	$2,211
Management compensation - related party	4,500	3,000	10,500	6,000
Professional fees	21,712	19,421	72,135	126,037
Total Operating Expenses	27,103	23,191	85,410	134,248

Loss from operations	(27,103)	(23,191)	(85,410)	(134,248)

Other Income (Expense)
Interest expense	(3,347)	-	(5,432)	(2,250)
Interest expense - related party	-	(1,518)	(3,157)	(2,356)
Total Other Expense	(3,347)	(1,518)	(8,589)	(4,606)

Net Loss	$(30,450)	$(24,709)	$(93,999)	$(138,854)

Net loss per common share: basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding: basic and diluted	10,049,022	10,005,000	10,019,835	10,577,967

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MED SPA VACATIONS INC.

Statements of Stockholders’ Deficit

(Unaudited)

For the Nine Months Ended September 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 30, 2021	10,005,000	$10,005	$395,296	$(532,987)	$(127,686)

Net loss	-	-	-	(35,984)	(35,984)
Balance - March 31, 2022	10,005,000	10,005	395,296	(568,971)	(163,670)

Net loss	-	-	-	(27,565)	(27,565)
Balance - June 30, 2022	10,005,000	10,005	395,296	(596,536)	(191,235)

Issuance common stock based on compensation - related party	50,000	50	1,450	-	1,500
Net loss	-	-	-	(30,450)	(30,450)
Balance - September 30, 2022	10,055,000	$10,055	$396,746	$(626,986)	$(220,185)

For the Nine Months Ended September 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	14,350,000	$14,350	$272,445	$(367,781)	$(80,986)
Cancellation of common stock	(4,345,000)	(4,345)	4,345	-	-
Debt forgiveness by related party	-	-	118,506	-	118,506
Net loss	-	-	-	(78,264)	(78,264)
Balance - March 31, 2021	10,005,000	10,005	395,296	(446,045)	(40,744)
Net loss	-	-	-	(35,881)	(35,881)
Balance - June 30, 2021	10,005,000	10,005	395,296	(481,926)	(76,625)
Net loss	-	-	-	(24,709)	(24,709)
Balance - September 30, 2021	10,005,000	$10,005	$395,296	$(506,635)	$(101,334)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MED SPA VACATIONS INC.

Statements of Cash Flow

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021

Cash Flows from Operating Activities
Net loss	$(93,999)	$(138,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation- related party	1,500	-
Changes in operating assets and liabilities:
Expenses paid by related party	-	74,184
Accounts payable and accrued liabilities	2,207	(36,157)
Accrued note payable interest - related party	(1,196)	856
Net cash used in operating activities	(91,488)	(99,971)

Cash Flows from Financing Activities
Proceeds of promissory note payable	235,000	150,000
Repayment of promissory note payable	-	150,000
Repayment of promissory note payable -related party	(183,250)	-
Proceeds of promissory note payable - related party	54,500	115,000
Net cash provided by Financing Activities	106,250	115,000

Net change in cash for period	14,762	15,029
Cash at beginning of period	2,266	-
Cash at end of period	$17,028	$15,029

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$7,578	$3,750

Non-Cash Investing and Financing Activities
Related party debt forgiven recorded as additional paid in capital	$-	$118,506
Issuance of common stock for compensation -related party	$1,500	$-
Cancellation of common stock	$-	$4,345

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MED SPA VACATIONS INC.

Notes to the Unaudited Financial Statements

September 30, 2022

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation of Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the period ended September 30, 2022, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 24, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $17,028 and $2,266 in cash as of September 30,2022 and December 31, 2021, respectively.

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2022, the Company has reoccurring losses from operations, an accumulated deficit of $626,986 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2022.

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

Note 3 – Related Party Transactions

During the nine months ended September 30,2022 and 2021,

•	the Company’s controlling shareholder advanced to the Company an amount of $0 and $74,184, respectively, to pay certain expenses on behalf of the Company.

•	the Company paid $2,000 management fees to the former officer and director of the Company who resigned on May 21, 2021.

•	the Company paid $9,000 and $4,000, respectively, management fees to the sole officer and director of the Company.

•

On June 30, 2022, the Company’s Board of Directors approved the issuance of 50,000 shares of common stock to the Company’s sole officer and director as compensation. On July 11, 2022, the 50,000 shares of common stock were issued. The Company evaluated 50,000 shares issued at last the Company’s stock transaction of $0.03 per share for amount of $1,500.

Notes payable – Related Parties

The components of notes payable to related parties as of September 30,2022 and December 31,2021 were as follows:

Relationship	Issuance date	Principal Amount	Maturity date	Interest rate	September 30, 2022	December 31, 2021
Shareholder	May 10, 2021	$100,000	May 9, 2022	6%	$-	$100,000
Shareholder	September 28, 2021	$15,000	September 27, 2022	6%	-	15,000
Shareholder	October 27, 2021	$5,250	October 26, 2022	6%	-	5,250
Shareholder	November 29, 2022	$8,500	November 29, 2022	6%	-	8,500
Shareholder	January 18, 2022	$15,000	January 18, 2023	6%	-	-
Shareholder	March 1, 2022	$19,500	March 1, 2023	6%	-	-
Shareholder	March 1, 2022	$20,000	March 1, 2023	6%	-	-
Total notes payable - related party					-	128,750
Current portion					-	(128,750)
Long-term portion					$-	$-

During the nine months ended September 30, 2022 and 2021, the Company received $54,500 and $115,000 loans and repaid the outstanding promissory notes of $183,259 and $0, respectively.

During the nine months ended September 30, 2022, the Company recorded interest expense of $3,157 and repaid $4,353 of interest. During the nine months ended September 30, 2021, the Company recorded interest expense of $2,356 and repaid $1,500 of interest.

As of September 30, 2022 and December 31, 2021, the outstanding balances of promissory notes and accrued interest were $0 and $0 and $128,750 and $1,196, respectively.

Note 4 – Notes Payable

The components of notes payable as of September 30, 2022 and December 31, 2021 were as follows:

Issuance date	Principal Amount	Maturity date	Interest rate	September 30, 2022	December 31, 2021
February 12, 2021	$150,000	February 11, 2022	6%	$-	$-
May 2, 2022	$215,000	May 1, 2023	6%	215,000	-
September 1, 2022	$20,000	August 31, 2023	6%	20,000	-
Total notes payable				235,000	$-
Current portion				(235,000)	-
Long-term portion				$-	$-

During the nine months ended September 30, 2022 and 2021, the Company received $235,000 and $150,000 in loans and repaid the outstanding promissory notes of $0 and $150,000, respectively.

During the nine months ended September 30, 2022, the Company recorded interest expense of $5,432 and repaid $3,225 of interest. During the nine months ended September 30, 2021, the Company recorded interest expense of $2,250 and repaid $2,250 of interest. As of September 30, 2022, the outstanding balances of promissory notes and accrued interest were $235,000 and $2,207, respectively.

Note 5 – Commitments

On June 18, 2021, the Company entered into a consulting agreement (the “Benchmark Consulting Agreement”) with Benchmark Capital, LLC, a New Jersey limited liability company (“Benchmark”), effective as of July 1, 2021. Pursuant to the Benchmark Consulting Agreement, Benchmark will assist the Company in connection with all fillings required by the Company to be made with the SEC, for a consulting fee of $2,500 per month. The Benchmark Consulting Agreement can be terminated by either party, at any time, upon 30 days’ prior written notice. During the nine months ended September 30, 2022, the Company incurred and paid consulting fees of $22,500.

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

Results of Operations

Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021

Our results of operations for the three months ended September 30, 2022 and 2021 are summarized below:

	Three Months Ended
	September 30,
	2022	2021	Change
Revenue	$-	$-	$-
Operating expenses	27,103	23,191	3,912
Other expenses	3,347	1,518	1,829
Net loss	$(30,450)	$(24,709)	$(5,741)

Revenue

During the three months ended September 30, 2022 and 2021, we did not generate any revenues from operations.

Operating Expenses

Operating expenses for the three months ended September 30, 2022 and 2021 were $27,103 and $23,191, respectively. For the three months ended September 30, 2022, operating expenses consisted of professional fees of $21,712, management fees-related party of $4,500, and general and administrative expenses of $891. For the three months ended September 30, 2021, operating expenses consisted of professional fees of $19,421, management fees -related party of $3,000, and general and administrative expenses of $770.

The increase in operating expenses is primarily the result of an increase in management fees -related party of $1,500 and professional fees of $2,291, as compared to the corresponding period in the prior year.

Other Expenses

For the three months ended September 30, 2022 and 2021, other expenses consisted of interest on promissory notes of $3,347 and $0, respectively, and interest on promissory note – related party of $0 and $1,518, respectively.

Net Loss

As a result of the foregoing, we incurred a net loss of $30,450 for the three months ended September 30, 2022, compared to a net loss of $24,709 for the three months ended September 30, 2021.

Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021

Our results of operations for the nine months ended September 30, 2022 and 2021 are summarized below:

	Nine Months Ended
	September 30,
	2022	2021	Change
Revenue	$-	$-	$-
Operating expenses	85,410	134,248	(48,838)
Other expenses	8,589	4,606	3,983
Net loss	$(93,999)	$(138,854)	$44,855

Revenue

During the nine months ended September 30, 2022 and 2021, we did not generate any revenues from operations.

Operating Expenses

Operating expenses for the nine months ended September 30, 2022 and 2021 were $85,410 and $134,248, respectively. For the nine months ended September 30, 2022, operating expenses consisted of professional fees of $72,135, management fees – related party of $10,500, and general and administrative expenses of $2,775. For the nine months ended September 30, 2021, operating expenses consisted of professional fees of $126,037, management fees -related party of $6,000, and general and administrative expenses of $2,211.

The decrease in operating expenses is primarily the result of a decrease in professional fees of $53,902, offset by an increase in management fees -related party of $ 4,500 , as compared to the corresponding period in the prior year.

Other Expenses

For the nine months ended September 30, 2022 and 2021, other expenses consisted of interest on promissory notes of $5,432 and $2,250, respectively, and interest on promissory note – related party of $3,157 and $2,356, respectively.

Net Loss

As a result of the foregoing, we incurred a net loss of $93,999 for the nine months ended September 30, 2022, compared to a net loss of $138,854 for the nine months ended September 30, 2021.

Liquidity and Capital Resources

	September 30,	December 31,
	2022	2021	Change
Cash	$17,028	$2,266	$14,762
Total Assets	$17,028	$2,266	$14,762
Total Liabilities	$237,213	$129,952	$107,261
Stockholders’ Deficit	$(220,185)	$(127,686)	$(92,499)
Working Capital Deficit	$(220,185)	$(127,686)	$(92,499)

As of the date of this report, we had yet to generate any revenues from our business operations.

As of September 30, 2022, we had current assets of $17,028, current liabilities of $237,213, and our working capital deficit was $220,185. The increase in working capital deficit during the nine months ended September 30, 2022, compared to nine months ended September 30, 2021, was mainly due to an increase in notes payable related to promissory notes issued to a third party of $235,000 and paid off promissory note - related party of $128,750, partially offset by an increase in cash of $14,762. We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have not yet generated any revenue and have incurred losses to date of $93,999. In addition, our current liabilities exceed our current assets by $220,185. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Cash Flows

	Nine Months Ended
	September 30,
	2022	2021
Cash used in operating activities	$(91,488)	$(99,971)
Cash provided by Investing Activities	$-	$-
Cash provided by financing activities	$106,250	$115,000
Net Change in Cash	$14,762	$15,029

Operating Activities

For the nine months ended September 30, 2022, net cash used in operating activities was $91,488, related to our net loss of $93,999, increased by a  decrease in accrued note payable interest -related party of $1,196 and reduced by an increase in  stock based compensation -related party of $1,500 and accounts payable and accrued liabilities of $2,207 .  For the nine months ended September 30, 2021, net cash used in operating activities was $99,971, related to our net loss of $138,854, increased by a decrease in accounts payable and accrued liabilities of $36,157 and reduced by an increase in expenses paid by related party of $74,184 and an increase in accrued interest payable to related party of $856.

Investing Activities

The Company did not use any funds for investing activities during the nine months ended September 30, 2022 and 2021.

Financing Activities

The Company provided $106,250 and $115,000 in financing activities during the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, the Company received loan in the amount of $235,000 and loans from related parties in the aggregate amount of $54,500, and repaid the full outstanding principal notes - related parties of $183,250 and accrued interest payable – related party  of $4,352.  During the nine months ended September 30, 2021, the Company received a loan in the amount of $150,000, a loan from related party in the amount of $115,000 and repaid in full all outstanding principal loan of $150,000 and accrued interest of $2,250.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2022, the Company has reoccurring losses from operations, an accumulated deficit of $626,986 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted on the effectiveness of our internal control over financial reporting as of September 30, 2022, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, we did not sell any other unregistered securities during the three-month period ended September 30, 2022, or subsequent period through the date hereof.

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

MED SPA VACATIONS INC.

Dated: October 21, 2022	By:	/s/ Irwin Schneidmill
	Name:	Irwin Schneidmill
	Title:	President, Treasurer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

