Form 10-K
period 2022-12-31
MED SPA VACATIONS INC.
filed 2023-03-16
CIK 1671077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements . ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, 2,360,774 shares of the registrant’s common stock, par value $0.001 per share (“Common Stock”), were held by non-affiliates of the registrant. No market value has been computed based upon the fact that no active trading market has been established.

As of March 15, 2023, there were 10,055,000 shares of the registrant’s Common Stock issued and outstanding.

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

ITEM 1A. RISK FACTORS

AS A SMALLER REPORTING COMPANY, WE ARE NOT REQUIRED TO PROVIDE A STATEMENT OF RISK FACTORS.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not currently own any property. Our principal office is located at 500 W. 5th Street, Suite 800, PMB #59, Winston Salem, NC 27101. On July 1, 2021, we entered into a six-month lease agreement with a consultant of ours- related party, pursuant to which we are renting our office space for $300 per month. During the year ended December 31, 2022, we extended the lease for an additional period through June 30, 2023.  This lease can be terminated by either party at any time, with 30 days written notice. We believe our current office space is sufficient for our current needs.

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

Holders

As of February 10, 2023, there were 64 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

None.

Rule 10B-18 Transactions

During the year ended December 31, 2022, neither the Company nor any affiliated purchaser of the Company, purchased any equity securities of the Company that are registered pursuant to Section 12 of the Exchange Act.

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

We do not have any subsidiaries.

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Our results of operations for the years ended December 31, 2022 and 2021 are summarized below:

	Years Ended
	December 31,
	2022	2021	Change
Revenue	$-	$-	$-
Operating expenses	110,612	158,760	(48,148)
Other expenses	12,366	6,446	5,920
Net loss	$122,978	$165,206	$(42,228)

Revenues

During the years ended December 31, 2022 and 2021, we did not realize any revenues from operations.

Operating Expenses

Operating expenses for the years ended December 31, 2022 and 2021 were $110,612 and $158,760, respectively. For the year ended December 31, 2022, the operating expenses consisted of professional fees of $93,437, management fees of $13,500 and general and administrative expenses of $3,675. For the year ended December 31, 2021, the operating expenses consisted of professional fees of $146,703, management fees of $9,000 and general and administrative expenses of $3,057.

The decrease is primarily the result of a decrease in professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $15,966, consulting fees of $34,500 and other miscellaneous expenses of $2,182 offset by an increase in management fees of $4,500.

Other Expenses

During the years ended December 31, 2022 and 2021, other expenses consisted of $12,366 and $4,196 in interest on promissory notes related party and $0 and $2,250 interest on promissory notes, respectively.

Net Loss

As a result of the foregoing, we incurred a net loss of $122,978 for the year ended December 31, 2022, compared to a net loss of $165,206 for the year ended December 31, 2021.

Liquidity and Capital Resources

	December 31,	December 31,
	2022	2021	Change
Cash	$8,302	$2,266	$6,036
Total Assets	$8,302	$2,266	$6,036
Total Liabilities	$257,466	$129,952	$127,514
Stockholders’ Deficit	$(249,164)	$(127,686)	$121,478
Working Capital Deficit	$(249,164)	$(127,686)	$121,478

As of the date of this report, we had yet to generate any revenues from our business operations.

As of December 31, 2022, we had current assets of $8,302, current liabilities of $257,466, and our working capital deficit was $249,164. The increase in working capital deficit during the year ended December 31, 2022 was mainly due to an increase in notes payable related to promissory notes issued to a related party of $126,250, accrued interest of $1,264 and offset by an increase in cash of $6,036. We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have not yet generated any revenue and have incurred accumulated losses to date of $655,965. In addition, our current liabilities exceed our current assets by $249,164. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Cash Flows

	Years Ended
	December 31,
	2022	2021
Cash used in operating activities	$(120,214)	$(126,484)
Cash provided by Investing Activities	$-	$-
Cash provided by financing activities	$126,250	$128,750
Net Change In Cash	$6,036	$2,266

Operating Activities

For the year ended December 31, 2022, net cash used in operating activities was $120,214, related to our net loss of $122,978, reduced by a stock-based compensation related party of $1,500 and an increase in accrued interest payable to related party of $1,264.

For the year ended December 31, 2021, net cash used in operating activities was $126,484, related to our net loss of $165,206, increased by a decrease in accounts payable and accrued liabilities of $36,658 and reduced by an increase in expenses paid by related party of $74,184 and an increase in accrued interest payable to related party of $1,196.

During the year ended December 31, 2021, the Company’s former sole director and officer paid $74,184, on behalf of the Company for business operation purpose.

Investing Activities

The Company did not use any funds for investing activities during the years ended December 31, 2022 and 2021.

Financing Activities

The Company provided $126,250 and $128,750 by financing activities during the years ended December 31, 2022 and 2021, respectively. During the year ended December 31,2022, the Company received loans from related parties in the amount of $309,500 and repaid in full all outstanding principal related party’s loans of $183,250 and accrued interest of $11,103.

During the year ended December 31, 2021, the Company received a loan in the amount of $150,000 and loans from related parties in the amount of $128,750 and repaid in full all outstanding principal loan of $150,000 and accrued interest of $2,250 and repaid related party accrued interest of $3,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to the consolidated financial statements and supplementary data set forth in Item 15. Exhibits, Financial Statement Schedules of Part IV of this Annual Report.

MED SPA VACATIONS INC.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022 AND 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Med Spa Vacations, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Med Spa Vacations, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

 Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2019

Lakewood, CO

March 16, 2023

MED SPA VACATIONS INC.

Balance Sheets

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$8,302	$2,266
Total Current Assets	8,302	2,266

Total Assets	$8,302	$2,266

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$6	$6
Accrued interest - related party	2,460	1,196
Notes payable - related party	255,000	128,750
Total Current Liabilities	257,466	129,952

Total Liabilities	257,466	129,952

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 10,055,000 shares and 10,005,000 shares issued and outstanding, respectively	10,055	10,005
Additional paid-in capital	396,746	395,296
Accumulated deficit	(655,965)	(532,987)
Total Stockholders’ Deficit	(249,164)	(127,686)
Total Liabilities and Stockholders’ Deficit	$8,302	$2,266

The accompanying notes are an integral part of these financial statements.

MED SPA VACATIONS INC.

Statements of Operations

	Years Ended
	December 31,
	2022	2021

Operating Expenses
General and administrative	$3,675	$3,057
Management compensation - related party	13,500	9,000
Professional fees	93,437	146,703
Total Operating Expenses	110,612	158,760

Loss from operations	(110,612)	(158,760)

Other Expenses
Interest expense	-	(2,250)
Interest expense - related party	(12,366)	(4,196)
Total Other Expenses	(12,366)	(6,446)

Net Loss	$(122,978)	$(165,206)

Net loss per common stock: basic and diluted	$(0.01)	$(0.02)
Weighted average number of common stock outstanding: basic and diluted	10,028,699	10,433,548

The accompanying notes are an integral part of these financial statements.

MED SPA VACATIONS INC.

Statements of Stockholders Deficit

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	14,350,000	$14,350	$272,445	$(367,781)	$(80,986)

Cancellation of common stock	(4,345,000)	(4,345)	4,345	-	-
Debt forgiveness by related party	-	-	118,506	-	118,506
Net loss	-	-	-	(165,206)	(165,206)
Balance - December 31, 2021	10,005,000	10,005	395,296	(532,987)	(127,686)

Issuance common stock for management compensation	50,000	50	1,450	-	1,500
Net loss	-	-	-	(122,978)	(122,978)
Balance - December 31, 2022	10,055,000	$10,055	$396,746	$(655,965)	$(249,164)

The accompanying notes are an integral part of these financial statements.

MED SPA VACATIONS INC.

Statements of Cash Flows

	Years Ended
	December 31,
	2022	2021

Cash Flows from Operating Activities
Net loss	$(122,978)	$(165,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - related party	1,500	-
Changes in operating assets and liabilities:
Expenses paid by related party	-	74,184
Accounts payable and accrued liabilities	-	(36,658)
Accrued note payable interest - related party	1,264	1,196
Net cash used in operating activities	(120,214)	(126,484)

Cash Flows from Financing Activities
Proceeds of promissory note payable	-	150,000
Repayment of promissory note payable	-	(150,000)
Repayment of promissory note payable -related party	(183,250)	-
Proceeds of promissory note payable - related party	309,500	128,750
Net cash provided by Financing Activities	126,250	128,750

Net change in cash for period	6,036	2,266
Cash at beginning of period	2,266	-
Cash at end of period	$8,302	$2,266

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$11,103	$5,250

Non Cash Investing and Financing Activities
Related party debt forgiven recorded as additional paid in capital	$-	$118,506
Issuance of common stock for compensation -related party	$1,500	$-
Cancellation of common stock	$-	$4,345

The accompanying notes are an integral part of these financial statements.

MED SPA VACATIONS INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Going concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2022, the Company has reoccurring losses from operations, an accumulated deficit of $655,965 and has earned no revenues. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $8,302 and $2,266 in cash as of December 31, 2022 and 2021, respectively.

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

Share-Based Expense

ASC 718, “Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, ”Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of December 31, 2022, and 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Earnings (Loss) per Share

The Company computes loss per share in accordance with ASC 260, ”Earnings per Share,” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. During the year ended December 31, 2022, and 2021, the Company had no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

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

As of December 31, 2022, and 2021, no shares of Preferred Stock issued and outstanding.

Common Stock

The Company has authorized 100,000,000 shares of Common Stock. Each share of Common Stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On February 4, 2021, eleven (11) shareholders of the Company returned an aggregate of 4,345,000 shares (the “Cancelled Shares”) of the Company’s Common Stock to the Company for cancellation, in consideration for $4,345 ($0.001per share). The Cancelled Shares were returned to the Company’s number of authorized and unissued shares of Common Stock.

On June 30, 2022, the Company’s Board of Directors approved the issuance of 50,000 shares of common stock to the Company’s sole officer and director as compensation. On July 11, 2022, the 50,000 shares of common stock were issued. The Company evaluated 50,000 shares issued at last the Company’s stock transaction of $0.03 per share for amount of $1,500.

As of December 31, 2022, and 2021, there are 10,055,000 and 10,005,000 shares of Common Stock issued and outstanding.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2022, and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Net operating loss carry forward	$(655,965)	$(532,987)
Effective Tax rate	21%	21%
Deferred tax assets	137,753	111,927
Valuation allowance	(137,753)	(111,927)
Net deferred tax assets	$-	$-

As of December 31, 2022, the Company had approximately $655,000 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire 2040. NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31, 2018, can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards are subject to annual limitations following greater than 50% ownership changes.

The Company’s tax returns are subject to examination by tax authorities for the years ended December 31, 2016, to December 31, 2022.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2022 and 2021,

•	the Company’s controlling shareholder advanced to the Company an amount of $0 and $74,184, respectively, to pay certain expenses on behalf of the Company.

•	the Company paid $2,000 management fees to the former officer and director of the Company who resigned on May 21, 2021.

•	the Company paid $12,000 and $7,000, respectively, management fees to the sole officer and director of the Company.

•

On June 30, 2022, the Company’s Board of Directors approved the issuance of 50,000 shares of common stock to the Company’s sole officer and director as compensation. On July 11, 2022, the 50,000 shares of common stock were issued.

•

During the years ended December 31,2022 and 2021, the Company paid consulting fees of $30,000, lease expenses of $3,600 and consulting fees of $27,500, lease expenses of $2,750 to Benchmark Capital, LLC. and Tryon Capital, LLC. affiliated with the Company’s shareholder, respectively.

Notes payable – Related Parties

The components of notes payable to related parties as of December 31,2022 and 2021 were as follows:

Issuance date	Principal Amount	Maturity date	Interest rate	December 31, 2022	December 31, 2021
May 10, 2021	$100,000	May 9, 2022	6%	$-	$100,000
September 28, 2021	$15,000	September 27, 2022	6%	-	15,000
October 27, 2021	$5,250	October 26, 2022	6%	-	5,250
November 29, 2021	$8,500	November 29, 2022	6%	-	8,500
May 2, 2022	$215,000	May 1, 2023	6%	215,000	-
September 1, 2022	$20,000	August 31, 2023	6%	20,000	-
October 24, 2022	$20,000	October 23, 2023	6%	20,000	-
Total notes payable - related party				255,000	128,750
Current portion				(255,000)	(128,750)
Long-term portion				$-	$-

During the years ended December 31, 2022, and 2021, the Company received $309,500 and $128,750 loans and repaid the outstanding promissory notes of $183,250 and $0, respectively.

During the year ended December 31, 2022, the Company recorded interest expense of $12,366 and repaid $11,103 of interest. During the year ended December 31, 2021, the Company recorded interest expense of $4,196 and repaid $3,000 of interest.

As of December 31, 2022, the outstanding balances of promissory notes and accrued interest was $255,000 and $2,460, respectively. As of December 31, 2021, the outstanding balances of promissory notes and accrued interest was $128,750 and $1,196, respectively.

NOTE 6 - NOTE PAYABLE

On February 12, 2021, the Company received a loan in the amount of $150,000 (the “Loan”) from Hometown International Inc., a Nevada corporation (“Hometown”). To evidence the Loan, the Company issued a promissory note in the principal amount of $150,000 (the “Note”) to Hometown, with a maturity date of February 11, 2022. Interest accrues on the principal amount of the Note at the rate of six percent (6%) per annum, and shall be paid on a quarterly basis, in the amount of $2,250 per quarter, on the following dates: May 12, 2021, August 12, 2021, November 12, 2021, and February 11, 2022. The Company may prepay any amounts due under the Note without penalty or premium. On May 12, 2021, the Company repaid in full all outstanding principal note of $150,000 and interest of $2,250. The Company did not incur any early termination penalties as a result of the repayment of indebtedness and termination of the loan.

NOTE 7 – COMMITMENTS

On June 18, 2021, the Company entered into a consulting agreement (the “Benchmark Consulting Agreement”) with Benchmark Capital, LLC, a New Jersey limited liability company (“Benchmark”), effective as of July 1, 2021, pursuant to which Benchmark will assist the Company in connection with all filling required by the Company to be made with the SEC, for a consulting fee of $2,500 per month. The Benchmark Consulting Agreement can be terminated by either party, at any time, upon 30 days’ written notice. During the year ended December 31, 2022, the Company incurred consulting fees of $30,000.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure, except as follows:

On January 2, 2023, the Company received a loan of 25,000 from Global Equity Limited, a North Carolina corporation (“Global”). To evidence said loan, the Company issued to Global a promissory note in the principal amount of $25,000 (in this case, the “Note”), with a maturity date of December 31, 2023. Interest on the Note accrues on the principal amount at the rate of six percent (6%) per annum, and shall be paid on a quarterly basis, in the amount of $375 per quarter, on the following dates: April 1,2023, July 1, 2023, October 1, 2023, and December 31, 2023. The Company may prepay any amounts due under the Note without penalty or premium.

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

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Mr. Schneidmill, President, Secretary and Treasurer (Principal Executive Officer and Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Mr. Schneidmill, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective.

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

As of December 31, 2022, our management, consisting of Irwin Schneidmill, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Mr. Schneidmill, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) in connection with the review of our financial statements as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2022, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of our sole officer and director is set forth below:

NAME AND ADDRESS	AGE	POSITION(S)	DATE OF APPOINTMENT
Irwin Schneidmill	69	President, Treasurer, Secretary and Director	May 21, 2021

Business Experience

Mr. Schneidmill, age 69, has over 40 years of experience as a certified public accountant and an entrepreneur. Since August 2016, Mr. Schneidmill has served as the Executive Vice-President and General Manager of LJM Group, a logistics consulting services company. From June 1993 until the present, Mr. Schneidmill has also served as the President of Economic Solutions, Inc., a business consulting company. Prior to his employment with LJM Group, Inc. and Economic Solutions, Inc., Mr. Schneidmill was the President of Independent Living Aids, a health and wellness company, specializing in products for those with low-vision, low-hearing, and low-mobility from May 2008 to December 2013. Mr. Schneidmill has served as a Member of the board of directors for Angstrom Technologies, Inc., a public company, which is engaged in the development, manufacture, and sale of electro-optical control systems, consisting of an ultraviolet optical scanner and invisible fluorescent chemical compounds since October 2006. Mr. Schneidmill holds a BBA in accounting from Baruch College.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table shows for the period ended December 31, 2022 and 2021, the compensation awarded (earned) or paid by the Company to its named executive officer or the person acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Irwin Schneidmill President, Secretary,	2022	12,000	-	1,500	-	-	-	-	13,500
Treasurer and Director (1)	2021	7,000	-	-	-	-	-	-	7,000

_____________

(1)	On May 21, 2021, Irwin Schneidmill was appointed as the Company’s President, Secretary and Treasurer, and as the sole member of the Company’s board of the directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of February 10, 2023, the total number of shares owned beneficially by our sole officer and director, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what his ownership will be assuming completion of the sale of all shares in this offering. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of February 10, 2023, through the exercise of any stock option or other right. Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (4)
5% Stockholders
Global Equity Limited (2)	Common	5,000,000	49.72%

Hometown Global Services LLC (3)	Common	1,664,226	16.55%

David J. Chapman	Common	950,000	9.45%

Dina Harris Coker	Common	980,000	9.75%

Named Executive Officers and Directors
Irwin Schneidmill, President, Secretary, Treasurer, Director	Common	50,000	0.49%

All Officers and Directors as a Group (1 Total)	Common	50,000	0.49%

______________

(1)	Unless otherwise noted, the address of each beneficial owner is c/o Med Spa Vacations, Inc., at 500 W. 5th Street, Suite 800, PMB #59, Winston Salem, NC 27101.

(2)

Michael R. Tyldesley and Ibrahima Thiam beneficially own 90% and 10%, respectively, in Global Equity Limited and have joint voting and investment power over the shares directly owned by Global Equity Limited.

(3)	Peter L. Coker, Sr. is the Managing Member of Hometown Global Services, LLC and has voting and the sole and investment power over the shares directly owned by Hometown Global Services LLC.

(4)	Based on 10,055,000 issued and outstanding shares of Common Stock as of February 10, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed below, since the beginning of the fiscal year preceding the last fiscal year none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

●	any Director or officer of our Company;

●	any proposed Director of officer of our Company;

●	any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our Common Stock; or

●	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

During the years ended December 31, 2022 and 2021, related party transactions were as follows:

•	the Company’s controlling shareholder advanced to the Company an amount of $0 and $74,184, respectively, to pay certain expenses on behalf of the Company.

•	the Company paid $2,000 management fees to the former officer and director of the Company who resigned on May 21, 2021.

•	the Company paid $12,000 and $7,000, respectively, management fees to the sole officer and director of the Company.

•

On June 30, 2022, the Company’s Board of Directors approved the issuance of 50,000 shares of common stock to the Company’s sole officer and director as compensation. On July 11, 2022, the 50,000 shares of common stock were issued.

•

During the years ended December 31, 2022 and 2021, the Company paid consulting fees of $30,000, lease expenses of $3,600 and consulting fees of $27,500, lease expenses of $2,750 to Benchmark Capital, LLC. and Tryon Capital, LLC. affiliated with a Company shareholder, respectively.

•	During the years ended December 31, 2022, and 2021, the Company received $309,500 and $128,750 loans and repaid the outstanding promissory notes of $183,250 and $0, respectively.

•	During the year ended December 31, 2022, the Company recorded interest expense of $12,366 and repaid $11,103 of interest. During the year ended December 31, 2021, the Company recorded interest expense of $4,196 and repaid $3,000 of interest.

•	As of December 31, 2022, the outstanding balances of promissory notes and accrued interest was $255,000 and $2,460, respectively. As of December 31, 2021, the outstanding balances of promissory notes and accrued interest was $128,750 and $1,196, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended December 31, 2022	Year Ended December 31, 2021

Audit fees (1):	$14,660	$14,500
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$14,660	$14,500

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

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2022 and 2021.

Tax Fees

There were no fees for tax related services for the years ended December 31, 2022 and 2021.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2022 and 2021.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this report:

Exhibit No.	Description

21.1*	List of Subsidiaries

31.1/ 31.2 *

Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(A) or 15d-14(A) under the Securities Exchange Act of 1934

32.1/ 32.2 *	Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Inline XBRL Document Set for the financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

_____________

*filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MED SPA VACATIONS, INC.

Dated: March 16, 2023	By:	/s/ Irwin Schneidmill
	Name:	Irwin Schneidmill
	Title:	President, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicate.

Signature	Title	Date

/s/ Irwin Schneidmill	President, Treasurer, Secretary and Director	March 16, 2023
Irwin Schneidmill	(Principal Executive Officer, Principal Accounting and Financial Officer)

